Form 10-Q
period 2023-06-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2023-08-25
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41719

60 DEGREES PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2406880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 Connecticut Avenue NW Suite 1000 Washington, D.C. 20036	(202) 327-5422
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SXTP	The Nasdaq Stock Market LLC
Warrants, each warrant to purchase one share of Common Stock	SXTPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒

As of August 25, 2023, the registrant had a total of 5,799,535 shares of its common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash	$19,070	$264,865
Accounts Receivable	125,470	45,965
Prepaid and Other	4,849,473	200,967
Deferred Offering Costs	215,173	68,629
Inventory, net (Note 3)	465,515	518,578
Total Current Assets	5,674,701	1,099,004
Property and Equipment, net (Note 4)	7,498	21,300
Other Assets:
Right of Use Asset (Note 11)	39,070	12,647
Long-Term Prepaid Research	1,431,092	-
Intangible Assets, net (Note 5)	206,377	164,255
Total Other Assets	1,676,539	176,902
Total Assets	$7,358,738	$1,297,206
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,058,321	$758,668
Lease Liability (Note 11)	39,470	13,000
Deferred Compensation (Note 7)	295,000	325,000
Related Party Notes, net (including accrued interest) (Note 8)	370,066	195,097
Debenture (Note 8)	-	4,276,609
SBA EIDL (including accrued interest) (Note 8)	8,772	2,750
Promissory Notes (including accrued interest), at fair value (Note 8)	23,539,996	-
Promissory Notes (including accrued interest) (Note 8)	1,105,122	16,855,887
Derivative Liabilities (Note 9)	2,084,916	1,129,840
Derivative Liabilities - Related Parties (Note 9)	361,175	364,360
Total Current Liabilities:	28,862,838	23,921,211
Long-Term Liabilities:
Deferred Compensation (Note 7)	-	255,000
SBA EIDL (including accrued interest) (Note 8)	152,594	160,272
Promissory Notes (including accrued interest) (Note 8)	1,220,155	1,109,783
Total Long-Term Liabilities	1,372,749	1,525,055
Total Liabilities	30,235,587	25,446,266
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value, 150,000,000 shares authorized; 2,378,009 and 2,386,009 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (Note 6)	238	239
Additional Paid-in Capital	12,379,462	5,164,461
Accumulated Other Comprehensive Income	72,044	73,708
Accumulated Deficit	(34,751,764)	(28,815,148)
60P Shareholders’ Deficit:	(22,300,020)	(23,576,740)
Noncontrolling interest	(576,829)	(572,320)
Total Shareholders’ Deficit	(22,876,849)	(24,149,060)
Total Liabilities and Shareholders’ Deficit	$7,358,738	$1,297,206

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Product Revenues – net of Discounts and Rebates	$59,532	$45,173	$76,704	$92,197
Cost of Revenues	183,977	87,120	257,097	177,254
Gross Loss	(124,445)	(41,947)	(180,393)	(85,057)
Research Revenues	3,116	(7,740)	7,408	109,407
Net (Loss) Revenue	(121,329)	(49,687)	(172,985)	24,350

Operating Expenses:
Research and Development	203,872	231,394	327,866	294,451
General and Administrative Expenses	462,795	405,838	1,237,809	580,530
Total Operating Expenses	666,667	637,232	1,565,675	874,981

Loss from Operations	(787,996)	(686,919)	(1,738,660)	(850,631)

Interest Expense	(1,099,656)	(905,519)	(2,241,085)	(1,667,736)
Derivative Expense	(399,725)	(504,613)	(399,725)	(504,613)
Change in Fair Value of Derivative Liabilities	7,968	(1,001)	2,834	(1,001)
Loss on Debt Extinguishment	-	-	(839,887)	-
Change in Fair Value of Promissory Note	(1,064,849)	-	(725,797)	-
Other Income (Expense), net	730	(51,714)	1,321	(32,982)
Total Interest and Other Income (Expense), net	(2,555,532)	(1,462,847)	(4,202,339)	(2,206,332)
Loss from Operations before Provision for Income Taxes	(3,343,528)	(2,149,766)	(5,940,999)	(3,056,963)
Provision for Income Taxes (Note 10)	63	250	126	500
Net Loss including Noncontrolling Interest	(3,343,591)	(2,150,016)	(5,941,125)	(3,057,463)
Net Gain (Loss) – Noncontrolling Interest	(7,036)	(3,117)	(4,509)	1,718
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(3,336,555)	(2,146,899)	(5,936,616)	(3,059,181)

Comprehensive Loss:
Net Loss	(3,343,591)	(2,150,016)	(5,941,125)	(3,057,463)
Unrealized Foreign Currency Translation Loss	(374)	(110,989)	(1,664)	(14,433)
Total Comprehensive Loss	(3,343,965)	(2,261,005)	(5,942,789)	(3,071,896)

Net Gain (Loss) – Noncontrolling Interest	(7,036)	(3,117)	(4,509)	1,718

Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(3,336,929)	$(2,257,888)	$(5,938,280)	$(3,073,614)

Net Loss per common share:
Basic and Diluted	$(1.40)	$(0.96)	$(2.54)	$(1.31)
Weighted average number of common shares outstanding
Basic and Diluted	2,378,009	2,349,349	2,341,274	2,349,147

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ AND MEMBERS’ DEFICIT (UNAUDITED)

	For the Three and Six Months Ended June 30, 2022
	Members’ Equity		Common Stock		Additional		Accumulated Other	Total Shareholders’ Equity (Deficit)	Noncontrolling	Total
	Units	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Attributable to 60P	Interest on Shareholders	Shareholders' Deficit
Balance—December 31, 2021	18,855,165	$4,979,365	-	$-	$-	$(22,633,428)	$75,835	$(17,578,228)	$(576,256)	$(18,154,484)
Net Foreign Translation Gain	-	-	-	-	-	-	96,556	96,556	-	96,556
Net Gain (Loss)	-	-	-	-	-	(912,282)	-	(912,282)	4,835	(907,447)
Balance— March 31, 2022 (unaudited)	18,855,165	$4,979,365	-	$-	$-	$(23,545,710)	$172,391	$(18,393,954)	$(571,421)	$(18,965,375)
Business Combination: June 1, 2022 (60P LLC into 60P, Inc.)	(18,855,165)	(4,979,365)	2,348,942	235	4,979,130	-	-	-	-	-
Issuance of Common Stock	-	-	37,067	4	185,331	-	-	185,335	-	185,335
Net Foreign Translation Loss	-	-	-	-	-	-	(110,989)	(110,989)	-	(110,989)
Net Loss	-	-	-	-	-	(2,146,899)	-	(2,146,899)	(3,117)	(2,150,016)
Balance— June 30, 2022 (unaudited)	-	$-	2,386,009	$239	$5,164,461	$(25,692,609)	$61,402	$(20,466,507)	$(574,538)	$(21,041,045)

	For the Three and Six Months Ended June 30, 2023
	Members’ Equity		Common Stock		Additional		Accumulated Other	Total Shareholders’ Equity (Deficit)	Noncontrolling	Total
	Units	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Attributable to 60P	Interest on Shareholders	Shareholders' Deficit
Balance—December 31, 2022	-	$-	2,386,009	$239	$5,164,461	$(28,815,148)	$73,708	$(23,576,740)	$(572,320)	$(24,149,060)
Cancellation of common stock	-	-	(1,451,000)	(145)	145	-	-	-	-	-
Issuance of common stock	-	-	1,443,000	144	7,214,856	-	-	7,215,000	-	7,215,000
Net Foreign Translation Loss	-	-	-	-	-	-	(1,290)	(1,290)	-	(1,290)
Net Gain (Loss)	-	-	-	-	-	(2,600,061)	-	(2,600,061)	2,527	(2,597,534)
Balance— March 31, 2023 (unaudited)	-	$-	2,378,009	$238	$12,379,462	$(31,415,209)	$72,418	$(18,963,091)	$(569,793)	$(19,532,884)
Net Foreign Translation Loss	-	-	-	-	-	-	(374)	(374)	-	(374)
Net Gain (Loss)	-	-	-	-	-	(3,336,555)	-	(3,336,555)	(7,036)	(3,343,591)
Balance— June 30, 2023 (unaudited)	-	$-	2,378,009	$238	$12,379,462	$(34,751,764)	$72,044	$(22,300,020)	$(576,829)	$(22,876,849)

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,941,125)	$(3,057,463)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	13,802	13,846
Amortization	13,192	1,962
Amortization of Debt Discount	645,336	326,396
Amortization of ROU Asset	24,500	22,135
Amortization of Note Issuance Costs	64,239	12,144
Amortization of Capitalized Services	534,408	-
Stock-based Compensation	277,605	-
Loss on Debt Extinguishment	839,887	-
Change in Fair Value of Derivative Liabilities	(2,834)	1,001
Derivative Expense	399,725	504,613
Change in Fair Value of Promissory Note	725,797	-
Inventory Reserve	52,301	76,644
Changes in Operating Assets and Liabilities:
Accounts Receivable	(79,505)	96,030
Prepaid and Other	(35,507)	116,115
Inventory	762	(56,986)
Accounts Payable and Accrued Liabilities	299,653	(25,840)
Accrued Interest	1,426,049	1,198,896
Reduction of Lease Liability	(24,453)	(22,205)
Deferred Compensation	40,000	155,768
Net Cash Used in Operating Activities	(726,168)	(636,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(15,419)	(2,907)
Acquisition of Intangibles	(6,000)	-
Net Cash Used in Investing Activities	(21,419)	(2,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Deferred Offering Costs	(146,544)	-
Issuance of Common Stock	-	185,335
Proceeds from Notes Payable	650,000	800,000
Proceeds from Notes Payable - Related Parties	-	305,000
Advances from Related Parties	250,000	-
Repayment of Related Party Advances	(250,000)	-
Net Cash Provided by Financing Activities	503,456	1,290,335

Foreign Currency Translation Loss	(1,664)	(14,433)

Change in Cash	(245,795)	636,051
Cash—Beginning of Period	264,865	115,399
Cash—End of Period	$19,070	$751,450

NONCASH INVESTING/FINANCING ACTIVITIES
Common Stock Issued as Prepayment for Services	$7,215,000	$-
Additions to ROU Assets for Lease Renewal	$50,922	$-
Additions to Lease Liabilities for Lease Renewal	$50,570	$-
Conversion of 60P LLC Member Units to Common Stock	$-	$4,979,365
Debt Discount Recorded in Connection with Derivative Liabilities	$650,000	$1,105,000

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

60 Degrees Pharmaceuticals, Inc. was incorporated in Delaware on June 1, 2022 and merged on the same day with 60 Degrees Pharmaceuticals, LLC, a District of Columbia limited liability company organized on September 9, 2010 (“60P LLC”). 60 Degrees Pharmaceuticals, Inc. and its subsidiaries (referred to collectively as the “Company”, “60P”, or “60 Degrees Pharmaceuticals”) is a specialty pharmaceutical company that specializes in the development and marketing of new medicines for the treatment and prevention of infectious diseases. 60P achieved FDA approval of its lead product, ARAKODA® (tafenoquine), for malaria prevention, in 2018. Currently, 60P’s pipeline under development covers development programs for COVID-19, fungal, tick-borne, and other viral diseases utilizing three of the Company’s future products: (i) new products that contain the Arakoda regimen of tafenoquine; (ii) new products that contain tafenoquine; and (iii) celgosivir. The Company’s headquarters are located in Washington, D.C., with a majority-owned subsidiary in Australia.

Initial Public Offering

On July 14, 2023, the Company closed its initial public offering consisting of 1,415,095 units at a price of $5.30 per unit for approximately $6,454,300 in net proceeds, after deducting the underwriting discount and commission and other estimated offering expenses payable by the Company. Each unit consisted of one share of common stock of the Company, par value $0.0001 per share, one tradeable warrant to purchase one share of common stock at an exercise price of $6.095 per share, and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $6.36 per share (the “IPO”).

The units were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269483), originally filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2023 (the “Registration Statement”) and the final prospectus filed with the Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the Commission on July 11, 2023. The common stock and tradeable warrants began trading on The Nasdaq Capital Market on July 12, 2023 under the symbols “SXTP” and “SXTPW,” respectively. The closing of the IPO occurred on July 14, 2023.

As of the completion of the IPO, among other things, certain of the Company’s then-outstanding convertible debt were converted into shares of common stock. See Notes 9 and 12 for more information.

Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. This condition, among others, raises substantial doubt about the ability of the Company to continue as a going concern for one year from the date these financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund operations of the Company through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a public offering until such a time as a business combination or other profitable investment may be achieved.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of 60P and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated condensed balance sheets, consolidated condensed statements of operations and other comprehensive loss, consolidated condensed statements of shareholders’ and member’s deficit and consolidated condensed statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as contained in the Company’s Registration Statement.

Principles of Consolidation and Noncontrolling Interest

The Company’s consolidated condensed financial statements include the financial statements of its majority owned (87.53%) subsidiary 60P Australia Pty Ltd, as well as the financial statements of 60P Singapore Pty Lte, a wholly owned subsidiary of 60P Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. 60P Singapore Pty Lte was closed via dissolution as of March 31, 2022. 60P Singapore Pty Lte was originally set up to conduct research in Singapore. The entity had no assets and its liabilities were to both 60P Australia Pty Ltd, its direct owner, and 60P. Through consolidation accounting the closure of the business unit resulted in a currency exchange gain.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Noncontrolling Interest in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those estimates may be material. Significant estimates include the reserve for inventory, deferred compensation, derivative liabilities, certain promissory notes carried at fair value, and valuation allowance for the deferred tax asset.

Cash and Cash Equivalents

Cash and cash equivalents include all cash in banks and short-term highly liquid investments (with original maturities of three months or less) as cash equivalents. The Company’s cash is deposited in demand accounts at financial institutions that management believes are creditworthy. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limits. On June 30, 2023, the Company’s cash and cash equivalents did not exceed FDIC insured limits (did not exceed FDIC insured limits at December 31, 2022). The Company also held cash at its subsidiary in Australia though the amounts were minimal. The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Based on the Company’s history there has been no need to make a recording to Allowance for Doubtful Accounts. Most of the Company’s revenue has been earned via government contracts, and with a large American pharmaceutical distributor. As the Company continues to engage with smaller distributors, we will continue to analyze whether an allowance should be established. There was no allowance as of June 30, 2023 and December 31, 2022. At June 30, 2023, the US government accounted for 24% of the outstanding Accounts Receivable balance (66% at December 31, 2022) and the American pharmaceutical distributor accounted for 76% of the outstanding Accounts Receivable balance (30% for the year ended December 31, 2022).

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs that have been incurred in bringing the inventories to their present location and condition. The Company uses the Specific Identification method per lot. A box price is calculated per lot number and sales are recognized by their lot number.

Property and Equipment

Property and equipment are stated at cost. Normal repairs and maintenance costs are charged to earnings as incurred and additions and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the related depreciation are eliminated from the accounts in the period of disposal and the resulting gain or loss is credited or charged to earnings.

Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. The estimated service lives for Property and Equipment is either three (3), five (5) or seven (7) years.

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We look for indicators of a trigger event for asset impairment and pay attention to any adverse change in the extent or manner in which the asset is being used or in its physical condition. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a location level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset’s carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset.

Intangible Assets

The Company capitalizes its patent and filing fees and legal patent and prosecution fees in connection with internally developed pending patents. When pending patents are issued, patents will be amortized over the expected period to be benefitted, not to exceed the patent lives, which may be as long as ten to fifteen years.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.

During the three and also for the six months ended June 30, 2023, the Company capitalized website development or related costs of $6,000 and $39,895, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60-p.com ($0 and $0 for the three and six months ended June 30, 2022, respectively).

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2023 and December 31, 2022, which consist of bridge shares, convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 480, (“ASC 480”), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a Monte Carlo Simulation Model to determine the fair value of these instruments.

Upon conversion or repayment of a debt or equity instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at par value, relieves all related debt, derivative liabilities, and debt discounts, and recognizes a net gain or loss on debt extinguishment. In connection with the debt extinguishment, the Company typically records an increase to additional paid-in capital for any remaining liability balance.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Original Issue Discount (“OID”)

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount and is amortized to interest expense using the effective interest method over the life of the debt in the Consolidated Statements of Operations and Comprehensive Loss.

Debt Issuance Costs

Debt issuance costs paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations and Comprehensive Loss, with the exception of certain debt for which we elected the fair value option. Debt issuance costs associated with debt for which the fair value option is elected are expensed as incurred.

Income Taxes

60 Degrees Pharmaceuticals, Inc. is a corporation and has accepted the default taxation status of C corporation. The Merger in 2022 (See Note 6) did not materially impact tax matters as 60P LLC had elected to be taxed as a C corporation for income tax purposes at the beginning of 2022. The District of Columbia (“DC”) taxes corporations on form D-20 (DC Corporation Franchise Tax Return) and returns have a minimum tax due of $250 if gross receipts are at $1 million or less and a $1,000 if above. The tax years that remain subject to examination by major tax jurisdictions include the years ended December 31, 2019, 2020, 2021 and 2022.

60P Australia Pty Ltd. is subject to the taxes of the Australian Taxation Office and 60P Singapore Pte Ltd. was subject to the taxes of the Inland Revenue Authority of Singapore prior to its dissolution as of March 31, 2022.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, the Company has determined that it is more likely than not that the Company will not recognize the benefits of the foreign and state net deferred tax assets, and, as a result, full valuation allowance has been set against its net deferred tax assets as of June 30, 2023 and December 31, 2022.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not to be sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. As of June 30, 2023, and December 31, 2022, the Company had no recognized tax benefits. The Company recognizes interest and penalties related to income tax matters as other expense and non-deductible penalties, respectively. As of June 30, 2023, the Company has recognized a potential tax penalty regarding a US foreign tax reporting form of $30,000 ($30,000 at December 31, 2022).

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, inventory purchases, and lending.

Significant customers represent any customer whose business makes up 10% of our receivables or revenues. 100% of receivables as of June 30, 2023 (consisting of two significant customers at 76% and 24%) and 100% of total net revenues for the three months ended June 30, 2023 were generated by one significant customer (100% for the three months ended June 30, 2022 consisting of one significant customer). At December 31, 2022, 98% of the Company’s receivables, consisting of three customers and two significant at 59% and 39%, were generated from significant customers. 100% of the revenues were generated by the Company from one significant customer during the six months ended June 30, 2023 (100% for the six months ended June 30, 2022 consisting of one significant customer). Currently, the Company has exclusive relationships with distributors in Australia and Europe.

A failure to perform by any of our current distributors would create disruption for patients in those markets. The US government has historically been the Company’s largest customer through a purchase support contract and a clinical study. Both of those activities ended during 2022 and near-term receivables and revenues from the government are not anticipated to be significant.

Since the Company first started working on tafenoquine all inventory has been acquired in a collaborative relationship from a sole vendor. Should the vendor cease to supply tafenoquine it would take significant costs and efforts to rebuild the supply chain with a new sole vendor sourcing the active pharmaceutical ingredient (“API”).

As of June 30, 2023, 84% (85% at December 31, 2022) of the Company’s non-related party debt is held by Knight Therapeutics, the senior secured lender and also a publicly traded Canadian company. The amount of senior secured debt with Knight Therapeutics currently limits the Company’s ability to access additional credit and management has been informed that additional lending with Knight Therapeutics is not currently possible.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. To date, the Company has managed its business in one identifiable segment.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic No. 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company receives the majority of its revenues from sales of its Arakoda™ product to resellers in the US and abroad. The Company records US commercial revenues as a receivable when our American distributor transfers shipped product to their title model for 60P. Foreign sales to both Australia and Europe are recognized as a receivable at the point product is shipped to distributor. The shipments to Australia and Europe are further subject to profit sharing agreements for boxes sold to customers.

Research and Development Costs

The Company accounts for research and development costs in accordance with FASB ASC Subtopic No. 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, research and development costs are expensed as incurred. Accordingly, internal research and development costs are expensed as incurred. Prepaid research and development costs are deferred and amortized over the service period as the services are provided.

The Company recorded $203,872 and $327,866 in research and development costs expense during the three and six months ended June 30, 2023, respectively ($231,394 and $294,451 for the three and six months ended June 30, 2022, respectively). During the three and six months ended June 30, 2023, the Company deferred prepaid research and development costs in exchange for share-based payments of 525,000 common stock shares and 405,000 common stock shares to two nonemployees, Kentucky Technology Inc. and Florida State University Research Fund, Inc., respectively. The agreements with these nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state security laws, the nonemployees can sell the received equity instruments. Kentucky Technology Inc. is expected to render research and development services to identify a combination drug partner for tafenoquine over a period of one year. Florida State University Research Fund, Inc. is expected to render research and development services related to development of celgosivir over a period of up to five years. At June 30, 2023, the Company recorded $3,130,000 current unamortized deferred prepaid research and development costs ($0 at December 31, 2022) and $1,431,092 non-current unamortized deferred prepaid research and development costs ($0 at December 31, 2022). Current unamortized deferred prepaid research and development costs are presented as a component of Prepaid and Other on the accompanying consolidated condensed balance sheets.

Fair Value of Financial Instruments and the Fair Value Option (“FVO”)

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses) approximate their fair value due to the short-term nature of such instruments.

The inputs used to measure fair value are based on a hierarchy that prioritizes observable and unobservable inputs used in valuation techniques. These levels, in order of highest to lowest priority, are described below:

Level 1	—	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2	—	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3	—	Unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company may choose to elect the FVO for certain eligible financial instruments, such as Promissory Notes, in order to simplify the accounting treatment. Items for which the FVO has been elected are presented at fair value in the consolidated balance sheets and any change in fair value unrelated to credit risk is recorded in other income in the consolidated statements of operations. Changes in fair value related to credit risk are recognized in other comprehensive income.

The Company’s financial instruments recorded at fair value on a recurring basis at June 30, 2023, and December 31, 2022 include the certain convertible promissory notes for which the Company elected the FVO and Derivative Liabilities, which are carried at fair value based on Level 3 inputs. See Notes 8 and 9 regarding Promissory Notes, at fair value and Derivative Liabilities, respectively.

Liabilities measured at fair value at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Notes (including accrued interest), at fair value	$-	$-	$23,539,996	$23,539,996
Derivative Liabilities	-	-	2,446,091	2,446,091
Total	$-	$-	$25,986,087	$25,986,087

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$1,494,200	$1,494,200
Total	$-	$-	$1,494,200	$1,494,200

Foreign Currency Transactions and Translation

The individual financial statements of each group entity are measured and presented in the currency of the primary economic environment in which the entity operates (its functional currency). The consolidated financial statements of the group and the statement of financial position and equity of the company are presented in US dollars, which is the functional currency of the Company and the presentation currency for the consolidated financial statements.

For the purpose of presenting consolidated financial statements, the assets and liabilities of the group’s foreign operations are mostly translated at exchange rates prevailing on the reporting date. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuate significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized in other income.

Exchange rates along with historical rates used in these financial statements are as follows:

Average Exchange Rate
	Three Months Ended June 30,		Six Months Ended June 30,		As of
Currency	2023	2022	2023	2022	June 30, 2023	December 31, 2022
1 AUD =	0.6683 USD	0.7147 USD	0.6761 USD	0.7194 USD	0.6662 USD	0.6805 USD
1 SGD =	NA	0.9950 AUD*	NA	1.0150 AUD*	NA	1.0230 AUD*
* Through 4/30/2022 (account closure date)

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated results of operations and comprehensive loss, shareholders’ and members’ deficit, or cash flows.

Accumulated Comprehensive Income (Loss)

Other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses from cash flow hedges.

2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan also referred to as (“2022 Plan”). As of June 30, 2023, the maximum shares available under the 2022 Plan is equal to 238,601.

Share-Based Payments

The Company measures compensation for all share-based payment awards granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The Company accounts for forfeitures as they occur.

For awards that vest upon a liquidity event or a change in control, the performance condition is not probable of being achieved until the event occurs. As a result, no compensation expense is recognized until the performance-based vesting condition is achieved, at which time the cumulative compensation expense will be recognized.

For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee.

During the six months ended June 30, 2023 and 2022, 513,000 and 0 common stock shares, respectively, were issued as fully vested, nonforfeitable equity instruments to nonemployees. The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments. 120,000 and 100,000 of the common stock shares issued during the six months ended June 30, 2023 were issued to Trevally, LLC and Carmel, Milazzo & Feil LLP, respectively. Before March 31, 2024, Trevally, LLC is expected to provide castanopsermine, a stable starting material to support the manufacture of good manufacturing grade (GMP)-grade celgosivir for clinical studies. Carmel, Milazzo & Feil LLP is expected to provide legal services before March 31, 2024. As of June 30, 2023, the unamortized balance of prepaid assets related to these share-based payments for which the services are expected to be rendered within one year is $1,100,000 ($0 at December 31, 2022), which is reported in Prepaid and Other on the Consolidated Condensed Balance Sheets.

Net Loss per Common Share

Net Loss per Common Share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. For the purposes of calculating the weighted average number of common shares outstanding for periods prior to the Merger (See Note 6), each of 60P LLC’s outstanding membership units as of June 1, 2022 have been retrospectively adjusted for the equivalent number of common shares issued pursuant to the Merger. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 25, 2023, which is the date the financial statements were issued. See Note 12.

Recently Issued and Adopted Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on these consolidated condensed financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from U.S. GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated condensed financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.

This latter standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard.

Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company’s adoption of this standard in 2022 did not have a material effect on the Company’s consolidated condensed financial statement.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company’s adoption of ASU 2021-08 did not have an effect on its consolidated condensed financial statements.

3.	INVENTORY

 Inventory consists of the following major classes:

	June 30, 2023	December 31, 2022
Raw Material (API)	$397,487	$397,487
Packaging	-	97,486
Finished Goods	301,112	183,943
Clinical Trial Supplies	42,617	63,062
Total Inventory	741,216	741,978
Reserve for Expiring Inventory	(275,701)	(223,400)
Inventory, net	$465,515	$518,578

4.	PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, Property and Equipment consists of:

	June 30, 2023	December 31, 2022
Lab Equipment	$132,911	$132,911
Computer Equipment	12,261	12,261
Furniture	3,030	3,030
Property and Equipment, at Cost	148,202	148,202
Accumulated depreciation	(140,704)	(126,902)
Property and Equipment, Net	$7,498	$21,300

Depreciation expenses for Property and Equipment for the six months ended June 30, 2023 and 2022 were in the amount of $13,802 and $13,846, respectively ($6,901 for both the three months ended June 30, 2023 and 2022).

5.	INTANGIBLE ASSETS

As of June 30, 2023 and December 31, 2022, Intangible Assets consist of:

	June 30, 2023	December 31, 2022
Patents	$161,032	$145,613
Website Development Costs	66,965	27,070
Intangible Assets, at Cost	227,997	172,683
Accumulated Amortization	(21,620)	(8,428)
Intangible Assets, Net	$206,377	$164,255

Amortization expense for the six months ended June 30, 2023, and 2022 was in the amount of $13,192 and $1,962, respectively ($6,017 and $952 for the three months ended June 30, 2023 and 2022, respectively).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of June 30, 2023:

Period	Patents	Website Development Costs
2023 (remaining six months)	$1,996	$10,161
2024	3,991	20,322
2025	3,991	17,208
2026	3,991	411
Thereafter	31,589	-
Total	$45,558	$48,102

The Company additionally has $109,241 in capitalized patent expenses that will be amortizable as the patents they are associated with are awarded.

6.	CAPITALIZATION AND EQUITY TRANSACTIONS

Shareholder Shares

On June 1, 2022, 60P LLC entered into the Agreement and Plan of Merger with 60 Degrees Pharmaceuticals, Inc., pursuant to which 60P LLC merged into 60 Degrees Pharmaceuticals, Inc. (the “Merger”). The value of each outstanding member’s membership interest in 60P LLC was correspondingly converted into common stock of 60 Degrees Pharmaceuticals, Inc., par value $0.0001 per share, with a cost basis equal to $5 per share. On June 30, 2022 the Company issued 37,067 shares of common stock to its Chief Executive Officer for $185,335 at a purchase price of $5 per share.

In January and March 2023, the Board of Directors, with the consent of Tyrone Miller and Geoffrey S. Dow, respectively, approved resolutions to cancel an aggregate of 192,101 shares of common stock issued to Tyrone Miller and 1,258,899 shares of common stock issued to the Geoffrey S. Dow Revocable Trust to allow the Company to issue new shares to vendors in exchange for valuable services to be provided for use in the Company’s operations. The cancelled shares represented approximately 61% of the issued and outstanding shares as of December 31, 2022. During the six months ended June 30, 2023, the Company issued a total of 1,443,000 shares of common stock to certain vendors as payment for services rendered or to be provided to the Company (0 during the three months ended June 30, 2023). As of June 30, 2023, 2,378,009 shares have been issued and were outstanding.

7.	DEFERRED COMPENSATION

In 2020, the Company received consulting services from Biointelect Pty Ltd. of Australia (“Biointelect”) with a value of $100,000, which is payable contingent upon a future capital raise and is non-interest bearing. On May 5, 2022, the Company agreed to modify their contract with Biointelect. Previously, Biointelect potentially could earn $60,000 in deferred cash compensation and $400,000 in warrants in connection with a fundraise and other services provided. As the Company considered this compensation unlikely, it agreed to restructure by increasing the cash component to $100,000, tying $155,000 in equity compensation to an IPO or future qualifying transaction while leaving $245,000 in equity compensation with the original triggering events. The Company recognized a deferred compensation charge for the $155,000 in equity compensation during the three months ended June 30, 2022.

Also in 2020, the Company entered into an agreement with Latham Biopharma for contingent compensation. On June 17, 2022 the Company and Latham Biopharma agreed to convert the $57,198 of deferred compensation that was earned and due and $12,500 of accrued expenses into a 100% contingent deferred compensation amount of $38,900 in cash and $60,000 in common shares of the Company if, within the next five years the Company nets at least $10,000,000 in an IPO or any private financing that secures the retirement and/or conversion to equity of all secured debt excluding the loans advanced by the Small Business Administration. Then before the year ended December 31, 2022, the Company and Latham Biopharma initiated an agreement that converted the entire deferred compensation into 65,000 shares valued at $5 per share. As of December 31, 2022, the Company recognized a contingent liability related to the subsequent agreement of $325,000. On January 11, 2023, the Company issued 65,000 shares to Latham Biopharma in full satisfaction of its obligations with respect to the services provided.

8.	DEBT

Promissory Notes

Knight Therapeutics, Inc.

On December 27, 2019 the Company restructured its cumulative borrowing with its senior secured lender, Knight Therapeutics, Inc. (‘Knight’), into a note for the principal amount of $6,309,823 and accrued interest of $4,160,918 and a debenture of $3,483,851 (collectively, the ‘Knight Loan’). The Knight Loan had a maturity date of December 31, 2023. The principal and accrued interest portion of the Knight Loan bear an annual interest rate of 15%, compounded quarterly, whereas the debenture had a 9% interest rate until April 23, 2023 at which point interest ceased accruing. As of December 31, 2022, the aggregate outstanding balance of the Knight Loan was $20,596,595. In January 2023, the Company and Knight executed the Knight Debt Conversion Agreement, pursuant to which the parties agreed to add a conversion feature to the cumulative outstanding Knight Loans, which was accounted for as a debt extinguishment, described further below.

Note, including Amendment

On October 11, 2017 the Company issued a promissory note (“Note”) with an individual investor in the amount of $750,000. The Note matures 60 days after the Knight Loans are repaid. The Note originally bore an interest rate of 5% from inception for the first six months and 10% per annum thereafter both compounded quarterly. On December 11, 2022, the Company and the individual investor amended the Note (“the Amendment”). The Amendment added a provision to automatically convert the outstanding principal and accumulated interest through March 31, 2022 into common shares in the event the Company consummates an IPO. The Amendment also provides the lender the option to convert the outstanding principal and accumulated interest through March 31, 2022 into equity shares of the Company at the maturity date, which option shall expire 30 days after maturity. Cumulative interest after March 31, 2022 will be forfeited should the lender elect to convert the Note into equity.

At the Amendment date, the Company recorded a discount of $120,683 related to the excess fair value of the Note and incurred costs with third parties directly related to the Amendment of $1,767, which are being amortized over the remaining life of the debt using the effective interest method. Amortization of the discount on the Note for the three months ended June 30, 2023 and 2022 was $24,613 and $0, respectively ($48,759 and $0 for the six months ended June 30, 2023 and 2022, respectively). Interest expense related to the Note, for the three months ended June 30, 2023 and 2022 was $31,352 and $28,401, respectively ($61,614 and $55,813 for the six months ended June 30, 2023 and 2022, respectively).

Pursuant to the terms of the Note, including the Amendment, in connection with the closing of the Company’s IPO on July 14, 2023, the outstanding principal and accrued interest related to the Note converted into shares of the Company’s common stock. See Note 12 for further details.

Promissory notes are summarized as follows at June 30, 2023:

	Knight Therapeutics	Note, including amendment	Bridge Notes	Total
Promissory Notes (including accrued interest), at fair value	$23,539,996	$-	$-	$23,539,996
Promissory Notes (including accrued interest)	-	1,220,155	1,105,122	2,325,277
Less Current Maturities	23,539,996	-	1,105,122	24,645,118
Long Term Promissory Notes	$-	$1,220,155	$-	$1,220,155

Promissory notes are summarized as follows at December 31, 2022:

	Knight Therapeutics	Note, including amendment	Bridge Notes	Total
Promissory Notes (including accrued interest), at fair value	$16,319,986	1,109,783	535,901	17,965,670
Promissory Notes (including accrued interest)	16,319,986	-	535,901	16,855,887
Less Current Maturities	-	$1,109,783	$-	$1,109,783
Long Term Promissory Notes	$16,319,986	1,109,783	535,901	17,965,670

Convertible Promissory Notes and Warrants

During May 2022, the Company executed promissory notes having a face amount of $888,889. The notes contain an original issue discount of 10% ($88,889) and debt issuance costs of $91,436, resulting in net proceeds of $708,564. These notes bear interest at 10% with a default interest rate of 15% and are unsecured. The notes are due at the earlier of one year from the issuance date or the closing of an IPO (the “2022 Bridge Notes”). In connection with the issuance of the 2022 Bridge Notes, the Company will issue common stock to each noteholder equivalent to (a) 100% of the face amount of the note divided by the IPO price per share, or (b) if the Company fails to complete the IPO prior to May 24, 2023, the number of shares of the Company’s common stock calculated using a $27,000,000 pre-money valuation of the Company and the number of the Company’s outstanding shares of common stock on May 24, 2023. Additionally, each of these note holders are entitled to receive five-year (5) fully vested warrants upon the closing of an IPO, with an exercise price of 110% of the IPO price. In May 2023, the maturity date for the 2022 Bridge Notes was extended for an additional two months.

During May 2023, the Company executed promissory notes having an aggregate face amount of $722,222. The notes contain an original issue discount of 10% ($72,222) and the Company incurred debt issuance costs of $95,000, resulting in net proceeds to the Company of $555,000. These notes bear interest at 10% with a default interest rate of 15% and are unsecured. The notes are due at the earlier of one-year from the issuance date or the closing of an IPO (the “2023 Bridge Notes”). In connection with the issuance of the 2023 Bridge Notes, the Company will also issue common stock to each note holder equivalent to (a) 100% of the face amount of the note divided by the IPO price per share, or (b) if the Company fails to complete the IPO prior to May 4, 2024, the number of shares of the Company’s common stock calculated using a $27,000,000 pre-money valuation of the Company and the number of the Company’s outstanding shares of common stock on May 4, 2024. Additionally, each of these noteholders are entitled to receive five-year (5) fully vested warrants upon the closing of an IPO, with an exercise price of 110% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the Bridge Notes and the warrants and concluded that such instruments qualify for treatment as derivative liabilities under ASC 815 and require bifurcation from the host contract. Derivative liabilities are carried at fair value at each balance sheet date, and any changes in fair value are recognized in the accompanying consolidated condensed statement of operations and comprehensive loss. See Note 9 for further details.

Pursuant to the terms of the 2022 and 2023 Bridge Notes, in connection with the closing of the Company’s IPO on July 14, 2023, the outstanding principal and accrued interest related to the notes converted into shares of the Company’s common stock. See Note 12 for further details.

Related Party Notes

During May 2022, the Company executed convertible promissory notes with the Company’s Chief Executive Officer and a family member related to the Chief Executive Officer, having an aggregate face amount of $338,889. The notes contain an original issue discount of 10% ($33,888) and debt issuance costs of $34,289, resulting in net proceeds of $270,711. These notes bear interest at 6% with a default interest rate of 15% and are unsecured. The notes were due at the earlier of one-year (1) from the issuance date or the closing of an IPO (the “Related Party Notes”). In May 2023, the maturity date for the 2022 Bridge Notes was extended for an additional two months. Upon the closing of an IPO, these notes are mandatorily redeemable at the lesser of (a) 20% discount to the IPO price or (b) $27,000,000 pre-money valuation. Additionally, each of these note holders are entitled to receive five-year (5) fully vested warrants upon the closing of an IPO, with an exercise price of 110% of the IPO price. If the IPO is not completed by May 31, 2023, the exercise price is 90% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the Related Party Notes and the warrants and concluded that such instruments qualify for treatment as derivative liabilities under ASC 815 and require bifurcation from the host contract. See Note 9 for further details.

Bridge Notes and Related Party Notes are summarized as follows at June 30, 2023 and December 31, 2022:

	2022 Bridge Notes	Related Party Notes	2023 Bridge Notes
Issuance date of promissory notes	May 2022	May 2022	May 2023
Maturity date of promissory notes	1	1	1
Interest rate	10%	6%	10%
Default interest rate	15%	15%	15%
Collateral	Unsecured	Unsecured	Unsecured
Conversion rate	2	2	2

Face amount of notes	$888,889	$338,889	$-
Less: unamortized debt discount	(407,555)	(155,443)	-
Add: accrued interest on promissory notes	54,567	11,651	-
Balance - December 31, 2022	$535,901	$195,097	$-
Face amount of notes	888,889	338,889	722,222
Less: unamortized debt discount	-	-	(638,100)
Add: accrued interest on promissory notes	121,480	31,177	10,632
Balance - June 30, 2023	$1,010,369	$370,066	$94,754

1 - earlier of 1 year from date of issuance or closing of IPO.

2 - see discussion above for (a) and (b)

For the six months ended June 30, 2023 and 2022, the Company recorded amortization of debt discounts of $645,336 and $326,396, respectively.

Pursuant to the terms of the Related Party Notes, in connection with the closing of the Company’s IPO on July 14, 2023, the outstanding principal and accrued interest converted into shares of common stock. See Note 12 for further details.

Knight Debt Conversion

On January 9, 2023, and in two subsequent amendments, the Company and Knight Therapeutics agreed to extinguish Knight’s debt in the event of an IPO. Key points of this agreement are as follows:

●	The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of $10,770,037 in principal and $8,096,486 in accumulated interest should the Company execute an IPO that results in gross proceeds of at least $7,000,000 prior to December 31, 2023. Should an IPO not occur by January 1, 2024 then all terms of the original debt would resume including any interest earned after March 31, 2022.

●	The Parties agreed to convert the fixed principal amount into (i) that number of shares of common stock equal to dividing the principal amount by an amount equal to the offering price of the common stock in the IPO discounted by 15%, rounding up for fractional shares, in a number of common shares up to 19.9% of the Company’s outstanding common stock after giving effect of the IPO; (ii) the Company will make a milestone payment of $10 million to Knight if, after the date of a Qualifying IPO, the Company sells Arakoda™ or if a Change of Control (as per the definition included in the original loan agreement dated on December 10, 2015) occurs, provided that the purchaser of Arakoda™ or individual or entity gaining control of the Borrower is not the Lender or an affiliate of the Lender; (iii) following the License and Supply agreement dated on December 10, 2015 and subsequently amended on January 21, 2019, an expansion of existing distribution rights to tafenoquine/Arakoda™ to include COVID-19 indications as well as malaria prevention across the Territory as defined in said documents, subject to US Army approval; and (iv) Company will retain Lender or an affiliate to provide financial consulting services, management, strategic and/or regulatory advice of value $30,000 per month for five years (the parties will negotiate the terms of that consulting agreement separately in good faith).

●	The parties agreed to convert the accrued interest into that number of shares of a new class of preferred stock (the “Preferred Stock”) by dividing the fixed accumulated interest by $100.00, then rounding up. The Preferred Stock shall have the following rights, preferences, and designations: (i) have a 6% cumulative dividend accumulated annually on March 31; (ii) shall be non-voting stock; (iii) are not redeemable, (iv) be convertible to shares of common stock at a price equal to the lower of (1) the price paid for the shares of common stock in the initial public offering and (2) the 10 day volume weighted average share price immediately prior to conversion; and (v) conversion of the preferred stock to common shares will be at the Company’s sole discretion. Notwithstanding the foregoing, the Preferred Stock shall not be converted into shares of common stock if as a result of such conversion Knight will own 19.9% or more of our outstanding common stock.

●	In addition to the conversion of the debt, for a period commencing on January 1, 2022 and ending upon the earlier of 10 years after the Closing or the conversion or redemption in full of the Preferred Stock, Company shall pay Lender a royalty equal to 3.5% of the Company’s net sales (the “Royalty”), where “Net Sales” has the same meaning as in the Company’s license agreement with the U.S. Army for tafenoquine. Upon success of the Qualified IPO, the Company shall calculate the royalty payable to Knight at the end of each calendar quarter. The Company shall pay to Knight the royalty amounts due with respect to a given calendar quarter within fifteen (15) business days after the end of such calendar quarter. Each payment of royalties due to Knight shall be accompanied by a statement specifying the total gross sales, the net sales and the deductions taken to arrive to net sales. For clarification purposes, the first royalty payment will be performed following the above instructions, on the first calendar quarter in which the Qualified IPO takes place and will cover the sales for the period from January 1, 2022 until the end of said calendar quarter.

The Company evaluated the January 9, 2023 exchange agreement in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, the Company recorded a loss upon extinguishment in the amount of $839,887 and elected to recognize the new debt under the ASC 825 fair value option until it is settled.

A reconciliation of the beginning and ending balances for the Convertible Knight Note, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and six months ended June 30, 2023:

Convertible Knight Note, at fair value
Promissory Notes, at fair value at December 31, 2022	$-
Fair value at modification date - January 9, 2023	21,520,650
Fair value - mark to market adjustment	(339,052)
Accrued interest recognized	634,243
Promissory Notes, at fair value at March 31, 2023	21,815,841

Fair value - mark to market adjustment	1,064,849
Accrued interest recognized	659,306
Promissory Notes, at fair value at June 30, 2023	$23,539,996

From the modification date of January 9, 2023 to June 30, 2023, the Company recorded a net increase in the fair of the Convertible Knight Note of $725,797 and recorded additional interest expense of $1,293,549.

Pursuant to the Knight Debt Conversion Agreement, in connection with the closing of the Company’s IPO on July 14, 2023, the outstanding principal and accumulated interest as of March 31, 2022 converted into shares of common stock and Series A Preferred Stock, respectively. See Note 12 for further details.

Debenture

On April 24, 2019, 60P entered into the Knight debenture of $3,000,000 with an original issue discount of $2,100,000, which was being amortized using the effective interest method. The Company subsequently restructured the Knight Loans, including the debenture, pursuant to the Knight Debt Conversion Agreement (see above). $13,696 of the original issue discount was amortized to interest expense in 2023 prior to the amendment ($240,850 during the six months ended June 30, 2022) and the unamortized original issue discount at June 30, 2023 was $0 ($279,061 at December 31, 2022) as a result of the debt conversion (discussed above), which was accounted for as a debt extinguishment.

The Knight debenture as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Original Debenture	$-	$3,000,000
Unamortized debt discount	-	(279,061)
Debenture Prior to Accumulated Interest	-	2,720,939
Accumulated Interest	-	1,555,670
Debenture	$-	$4,276,609

SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. The Company was committed to make $731 monthly payments first due June 4, 2021. On March 31, 2021, the SBA announced the deferment period has been extended an additional eighteen months. Thus, the Company was first obligated to start making interest payments of $731 on November 4, 2022. The balance as of June 30, 2023 is $161,366 ($163,022 at December 31, 2022). The current maturity at June 30, 2023 is $8,772 and the long-term liability is $152,594 ($2,750 and $160,272 at December 31, 2022, respectively).

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2023 (remaining six months)	$-
2024	-
2025	-
2026	-
2027	2,804
Thereafter	147,196
Total	$150,000

Due to the deferral, the Company is expected to make a balloon payment of $32,383 to be due on 10/12/2050.

Related Party Advances

In March 2023, the Company received a $200,000 short term advance from the Geoffrey S. Dow Revocable Trust. In April 2023, the Company received $50,000 as a short-term advance from management. The Geoffrey S. Dow Revocable Trust contributed $23,000 and Tyrone Miller contributed $27,000. On May 11, 2023, these short term advances were refunded in full for an aggregate amount of $250,000.

9.	DERIVATIVE LIABILITIES

As discussed in Note 8 above, certain of the Company’s bridge shares, warrants and convertible notes (containing an embedded conversion feature) are accounted for as derivative liabilities as there is an unknown exercise price associated with each instrument. The exercise price is dependent upon a yet to be completed IPO or a failed IPO. In both cases, the possible exercise prices contain different conditions (related to the success or failure of the IPO) that could result in issuing an undeterminable number of shares of common stock upon settlement. In accordance with ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income/expense as the change in fair value of derivative liabilities.

In connection with the valuation of the Company’s derivative liabilities related to the 2022 Bridge Notes and warrants, the Company determined a fair value on the commitment date (May 24, 2022) of $1,483,888. As the fair value of the derivative liabilities exceeded the net proceeds received of $979,275, the Company recorded a debt discount at the maximum amount allowed (the face amount of the debt less the OID and debt issuance costs, as detailed in Note 8), which required the excess to be recorded as a derivative expense.

Derivative expense recorded during the three and six months ended June 30, 2022 is summarized as follows:

Commitment Date	May 24, 2022
Fair value of derivative liabilities	$1,483,888
Less: face amount of debt	(979,275)
Derivative expense	$504,613

In connection with the valuation of the Company’s derivative liabilities related to the 2023 Bridge Notes and warrants, the Company determined a fair value on the commitment date (May 8, 2023) of $954,725. As the fair value of the derivative liabilities exceeded the net proceeds received of $555,000, the Company recorded a debt discount at the maximum amount allowed (the face amount of the debt less the OID and debt issuance costs detailed in Note 8) and recorded the excess as derivative expense.

Derivative expense recorded during the three and six months ended June 30, 2023 is summarized as follows:

Commitment Date	May 8, 2023
Fair value of derivative liabilities	$954,725
Less: face amount of debt	(555,000)
Derivative expense	$399,725

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2023 and December 31, 2022:

	Bridge Shares	Warrants	Convertible Notes Payable	Total
Derivative liabilities - December 31, 2022	$834,352	$578,164	$81,684	$1,494,200
Fair value - mark to market adjustment	4,902	1,689	(1,457)	5,134
Derivative liabilities - March 31, 2023	$839,254	$579,853	$80,227	$1,499,334
Fair value - commitment date	680,276	274,449	-	954,725
Fair value - mark to market adjustment	8,896	(17,009)	145	(7,968)
Derivative liabilities - June 30, 2023	$1,528,426	$837,293	$80,372	$2,446,091

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2022 and December 31, 2021:

	Bridge Shares	Warrants	Convertible Notes Payable	Total
Derivative liabilities - December 31, 2021	$-	$-	$-	$-
Fair value - commitment date	823,687	565,007	95,194	1,483,888
Fair value - mark to market adjustment	664	2,932	(2,595)	1,001
Derivative liabilities - June 30, 2022	$824,351	$567,939	$92,599	$1,484,889

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying consolidated condensed statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company recorded a net change in the fair of derivative liabilities of $7,968 and $2,834, respectively. From the commitment date of May 8, 2022 to June 30, 2022, the Company recorded a net change in the fair value of derivative liabilities of ($1,001).

On the respective commitment dates (Day 1 valuation), the fair value of the Company’s potential future issuances of common stock related to common stock issued with promissory notes, warrants and embedded conversion features in convertible promissory notes is established with an estimate using the Monte Carlo Simulation Model to compute fair value. The Monte Carlo simulation requires the input of assumptions, including our stock price, the volatility of our stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers the probability of the occurrence or nonoccurrence of an IPO within the terms of liability-classified financial instruments, as an IPO event can potentially impact the settlement.

At each subsequent reporting period, we remeasure the fair value of liability-classified bridge shares, warrants and embedded conversion features in convertible promissory notes using the Monte Carlo simulation. The assumptions used to perform the Monte-Carlo Simulation as of the respective commitment dates as well as June 30, 2023 and December 31, 2022 were as follows:

Commitment Dates	May 2023	May 2022
Stock price	$5.30	$5.00%
Volatility	115.1%	99.7%
Expected term (in years) - Notes	0.99	1.00-1.03%
Expected term (in years) - Warrants	4.99	5.00%
Risk-free interest rate	4.80%	2.76% - 2.84%
Dividend yield	0%	0%
IPO probability (prior to note maturity date)	95%	95%

Mark to Market	June 30, 2023	December 31, 2022
Stock price	$5.30	$5.00
Volatility	100.3% - 104.3%	101.9%
Expected term (in years) - Notes	0.05 - 0.85	0.39 - 0.41
Expected term (in years) - Warrants	3.89 - 4.85	4.39
Risk-free interest rate	4.16% - 4.33%	4.06%
Dividend yield	0%	0%
IPO probability (prior to note maturity date)	95%	95%

10.	INCOME TAXES

The Company did not record a federal income tax provision or benefit for each of the three and six months ended June 30, 2023 and 2022 due to losses. The Company recorded a provision for income taxes for DC of $63 and $126 for the three and six months ended June 30, 2023, respectively, thereby reflecting the minimum statutory tax due ($250 and $500 for the three and six months ended June 30, 2022, respectively).

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 3, 2016, and subsequently amended, the Company entered into the lease agreement with CXI Corp to rent business premises. In January 2023, the lease was extended for an additional twelve-month term until March 31, 2024. The Company applies ASC 842 to its operating leases, which are reflected on the consolidated condensed balance sheets within Right of Use (ROU) Asset and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

Future minimum lease payments on a discounted and undiscounted basis under the Company’s operating lease are as follows:

Undiscounted Cash Flows
Discount rate	15.00%

2023 (remaining six months)	$27,985
2024	13,992
Thereafter	-
Total undiscounted minimum future payments	41,977
Imputed interest	(2,507)
Total operating lease payments	39,470
Short-term lease liabilities	39,470
Long-term lease liabilities	$-

Other information related to our operating lease is as follows:

June 30, 2023
Weighted average remaining lease term (in years)	0.75
Weighted average discount rate	15.00%

Operating lease costs were in the amount of $13,859 and $12,974 for the three months ended June 30, 2023, and June 30, 2022, respectively ($27,366 and $25,947 for the six months ended June 30, 2023, and June 30, 2022, respectively).

Board of Directors

In November and December 2022, the Company signed agreements with four director nominees (Cheryl Xu, Paul Field, Charles Allen and Stephen Toovey) which come into effect on the date the Company’s Registration Statement is declared effective. As described in Note 1, the Company’s Registration Statement was declared effective on July 11, 2023. Each director will receive cash compensation of $11,250 quarterly. In addition, the two non-audit committee chairs (Toovey, Field) will receive $1,250 per quarter and the audit committee chair (Allen) will receive an additional $2,000 per quarter. Each director will receive a one-off issuance of common stock of value $50,000 and a non-qualified option to purchase an additional $50,000 of common stock. Each director will receive equity compensation in the form of restricted stock units valued at $40,000 and a non-qualified option to purchase $40,000 of common stock.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Contingent Compensation

Prior to 2015 the Company agreed with certain vendors, advisors and employees to deferred compensation that expires on December 31, 2023. The net amount of these contingent payments is $43,581. The Company does not anticipate the trigger for these payments to be reached prior to expiration.

In 2020, the Company engaged with two vendors to help secure COVID-19 trial funding for the Company’s Phase II COVID trial. Ultimately, the efforts were unsuccessful but a tail does remain. If one Australian fund participates in the Company’s IPO a maximum amount of $305,000 would be due as of June 30, 2023. The Company is not engaged with the Australian fund to solicit their participation in the Company’s IPO as of June 30, 2023.

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 25, 2023, which is the date the financial statements were issued.

In connection with the closing of the Company’s IPO on July 14, 2023. as discussed in Note 1, the following events occurred on July 11, 2023:

●	The Registration Statement was declared effective by the SEC.

●	As a result of the effectiveness of the Registration Statement, the Company issued a total of 40,000 restricted shares of common stock to the following directors and in the amounts listed: (i) Stephen Toovey (10,000 restricted shares of common stock), (ii) Charles Allen (10,000 restricted shares of common stock), (iii) Paul Field (10,000 restricted shares of common stock) and (iv) Cheryl Xu (10,000 restricted shares of common stock), by virtue of the terms of the agreements discussed in Note 11.

On July 12, 2023, the following events occurred:

●	The Company entered into an Underwriting Agreement with WallachBeth Capital LLC (the “Underwriter”), as representative of the underwriters of the IPO, pursuant to which the Company granted the underwriters a 45-day over-allotment option to purchase up to 212,265 shares of the Company’s common stock at a price of $5.28 per share and/or 212,265 tradeable warrants at a price of $0.01 per tradeable warrant and/or 212,265 non-tradeable warrants at $0.01 per non-tradeable warrant, or any combination thereof.

●	The Company executed a Warrant Agent Agreement with Equity Stock Transfer, LLC, acting as warrant agent for the IPO, of which sets forth the procedures for registering, transferring and exercising the tradeable warrants and non-tradeable warrants.

●	The shares of the Company’s common stock and tradeable warrants began trading on The Nasdaq Capital Market under the symbols “SXTP” and “SXTPW,” respectively.

On July 13, 2023, the following events occurred:

●	The Company received $183,336 from the exercise of 31,447 bridge warrants (strike price $5.83 and issued 31,447 new shares of common stock).

On July 14, 2023, the following events occurred:

●	The IPO closed, generating approximately $6,454,300 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses. The Underwriter partially exercised the over-allotment option and purchased an additional 100,644 tradeable warrants and 100,644 non-tradeable warrants.

●	As a result of the completion of the IPO and as required under the terms of the agreement with BioIntelect as discussed in Note 7, the Company issued 29,245 shares of common stock to BioIntelect as deferred equity compensation valued in the amount of $155,000.

●	As a result of the completion of the IPO and as required under the terms of the Bridge Notes from both 2022 and 2023 and the Related Party Notes described in Note 8, the entirety of the related outstanding principal in the amount of $1,950,000 converted to 383,908 shares of our common stock at the conversion prices detailed in Note 8 and made cash payments totaling approximately $1.8 million for the outstanding principal (2022 and 2023 Bridge Notes only), accrued interest, and the extension payments described in Note 8, in full satisfaction of the outstanding debt obligations. The Company expects to recognize a gain/loss of approximately $650,000 upon conversion.

●	As a result of the completion of the IPO and as required under the terms of the Xu Yu Note, including the Amendment (discussed in Note 8), the entirety of the related outstanding principal and accrued interest converted to 214,934 shares of our common stock at the conversion price detailed in Note 8 and issued the common stock to investor, in full satisfaction of the outstanding debt obligation. The Company expects to recognize a gain of approximately $90,000 upon conversion.

●	As a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement detailed in Note 8, the cumulative outstanding principal and accrued interest as of March 31, 2022 converted to 1,108,337 shares of common stock and 80,965 shares of Series A Preferred Stock, respectively, at the conversion prices detailed in Note 8, and issued the common stock and Series A Preferred Stock to Knight, in full satisfaction of the Company’s obligations with respect to the principal amount and accumulated interest. The Company expects to recognize a gain of approximately $9.6 million upon conversion.

●	The Company granted the Underwriter warrants to purchase a total of 84,906 shares of common stock, which shall expire on the fifth anniversary of the consummation of the IPO.

●	The Company granted Geoff Dow, the Company’s President and Chief Executive Officer, a five-year option to purchase a total of 15,000 shares of the Company’s common stock on the last day of each quarter (for a cumulative total of no more than 300,000 shares over five years). The exercise price is the closing price of the stock on the day of the IPO.

●	The Company granted Tyrone Miller, the Company’s Chief Financial Officer, a five-year option to purchase a total of 12,000 shares of the Company’s common stock on the last day of each quarter (for a cumulative total of no more than 240,000 shares over five years). The exercise price is the closing price of the stock on the day of the IPO.

●	The Company received $381,600 from the exercise of 60,000 tradeable warrants (strike price $6.36) and issued 60,000 new shares of common stock.

On July 17, 2023, the following event occurred:

●	The Company accepted the exercise of 93,000 non-tradeable warrants (strike price $6.095), received $566,835 and issued 93,000 new shares of common stock. After this transaction the Company had 5,753,975 common shares outstanding.

On July 25, 2023, the following event occurred:

●	The Company converted 2,162 of Knight’s preferred shares in order to issue 45,560 new common shares. After the transaction Knight owned 78,803 preferred shares and 1,153,897 common shares (the latter representing 19.9% of the 5,799,535 common shares outstanding).

On August 2, 2023, the following event occurred:

●	Geoffrey Dow assigned his interest in 60P Australia Pty Ltd, of 904,436 common shares to 60P, Inc. for $0 consideration, thereby increasing the proportional ownership of 60P, Inc. in 60P Australia Pty Ltd from 87.53% to 96.61%. The purpose of this assignment was to eliminate the related party conflict associated with Geoffrey Dow’s ultimate beneficial ownership in 60P Australia Pty Ltd being greater than that of other 60P, Inc. shareholders.

On August 9, 2023, the following events occurred:

●	60P, Inc. signed research & development/IP and loan agreements with its subsidiary, 60P Australia Pty Ltd, in which 60P, Inc. will provide up to $17 million AUD in financing (8% interest, repayment over ten years) and rights to use its patents and data to support the development of the COVID-19 treatment indication for tafenoquine in exchange for the subsidiary conducting COVID-19 clinical trials and being granted commercialization rights for the indication outside the United States.

●	60P Australia Pty Ltd engaged Peachtree Bioresearch Solutions to be its contract research organization for its planned COVID-19-tafenoquine Phase IIB treatment study and the Company authorized payment of $1,000,974 in start-up costs to open the first three clinical sites.

On August 14, 2023, the following event occurred:

●	60P Australia Pty Ltd filed the Phase IIB study protocol for COVID-19-tafenoquine study against its new IND.

On August 24th, 2023, the following event occurred:

●	The Company's majority-owned subsidiary, 60P Australia Pty Ltd, filed an application for an Overseas Finding of R+D Activities related to its planned tafenoquine-COVID-19 research program with AusIndustry.

There have been no other events or transactions during this time which would have a material effect on these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Registration Statement on Form S-1, as amended (File No. 269483) (the “Registration Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2023. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We specialize in the cost-effective development and commercialization of small molecule therapeutics for infectious diseases. We have a single FDA-approved product Arakoda, for malaria prevention in travelers. This product is revenue-generating in the United States and foreign markets, but not yet profitable, primarily due to the lack of an active marketing campaign following its introduction into the U.S. supply chain in late 2019. The COVID-19 pandemic curtailed foreign travel and therefore any ability to raise financing to support an active marketing effort.

We believe that the pathway to profitability lies through future investment in an active marketing program and recruitment of a direct sales force to support Arakoda. However, the return on investment for such an effort is likely to be much greater if it can be shown that the pool of potential prescriptions/patients is larger than that for malaria prevention alone. To that end, our primary operational goal is to demonstrate the clinical effectiveness of the already approved dosing regimen of Arakoda in other disease states. Thus, in the second half of 2023, our focus will be on executing a Phase II B clinical investigation of the efficacy of Arakoda in COVID-19 outpatients. Other supporting activities referenced below and elsewhere in this document, such as improving technical specifications, limited marketing efforts, portfolio development, and observing the progress of foreign market growth, will be conducted as resources permit.

Business Developments

The following highlights material business developments in our business during the quarter ended June 30, 2023:

●	In June 2023, we announced that positive Phase II study data for ARAKODA® (tafenoquine) in patients with mild-moderate COVID-19 disease was published by New Microbes and New Infections.

●	In June 2023, we announced that larger studies are planned to confirm ARAKODA accelerates clinical recovery in mild-moderate COVID-19.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Supply Chain

Our approved product, Arakoda, is manufactured in India. During the COVID-19 pandemic, our contract manufacturer experienced reduced capacity, which in theory, but not in practice, could have disrupted continuity of U.S. supply of Arakoda.

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severe impacts on the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact our business, financial condition and results of operation.

Effects of COVID-19

COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. There is considerable uncertainty around the impact of any future outbreaks of COVID-19. Therefore, COVID-19 may negatively impact our operating results.

The extent to which any future COVID-19 outbreaks impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

●	new information which may emerge concerning the severity of the disease;

●	the duration and spread of the outbreak;

●	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

●	our ability to enroll patients;

●	regulatory actions taken in response to the outbreak, which may impact merchant operations, consumer and merchant pricing, and our product offerings;

●	other business disruptions that affect our workforce and supply chain;

●	the impact on capital and financial markets; and

●	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding any future outbreak of COVID-19 and the actions taken by government authorities and other entities to contain any future outbreak of COVID-19 or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Registration Statement.

Seasonality

Our business could be affected by seasonal variations. For instance, we expect to experience higher sales in the second and third quarters of the fiscal year. However, taken as a whole, seasonality does not have a material impact on our financial results.

Foreign Currency

Our reporting currency is the U.S. dollar and our operations in Australia and Singapore use their local currency as their functional currencies. We are subject to the effects of exchange rate fluctuations with respect to any of such currency. The income statements of some of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation.

Components of Results of Operations

Product Revenues – net of Discounts and Rebates

To date, we have received the majority of our product revenues from sales of our Arakoda™ product to the US Department of Defense (the “DoD”) and resellers in the U.S. and abroad. Foreign sales to both Australia and Europe are further subject to profit sharing agreements for boxes sold to customers. Currently, the procurement contract with the DoD has expired and DoD sales last happened in 2021. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”).

Cost of Revenues, Gross Loss, and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, manufacturing related costs incurred in the production process, royalties due on product sales, inventory write-downs, labor and overhead.

Other Operating Revenues

Our research revenues have historically been derived mostly from a single, awarded research grant in the amount of $4,999,814 at the beginning of December 2020 (with an additional $720,000 awarded February 26, 2021) from the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (which may be referred to as “JPEO”) to study Arakoda in mild-to-moderate COVID-19 patients. A majority of the study was completed in 2021 with the planned lab data analysis and the submission of the final study report completed during the first nine months of 2022. Research revenue was recognized when research expenses against the JPEO grant were recognized at the end of each month. Research revenues do not exceed directly related research expenses for a given period as the grant did not include the general and administrative, overhead or profit components.

We also earn research revenues from the Australian Tax Authority for research activities conducted in Australia.

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted R&D services and costs associated with preparation for our upcoming COVID-19 clinical trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and amortized over the service period, as the services are provided. We have also issued shares of our common stock in exchange for services to be used in our operations.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries, advertising and promotion expenses, professional services fees, such as consulting, audit, accounting and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.

Interest and Other Income (Expense), Net

Interest expense consists of accrued interest on our outstanding debt obligations and related amortization of debt discounts and deferred issuance costs. Components of other expense includes changes in the fair value of financial instruments and other miscellaneous income (expense).

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Product Revenues – net of Discounts and Rebates	$59,532	$45,173	$76,704	$92,197
Cost of Revenues	183,977	87,120	257,097	177,254
Gross Loss	(124,445)	(41,947)	(180,393)	(85,057)
Research Revenues	3,116	(7,740)	7,408	109,407
Net (Loss) Revenue	(121,329)	(49,687)	(172,985)	24,350
Operating Expenses:
Research and Development	203,872	231,394	327,866	294,451
General and Administrative Expenses	462,795	405,838	1,237,809	580,530
Total Operating Expenses	666,667	637,232	1,565,675	874,981

Loss from Operations	(787,996)	(686,919)	(1,738,660)	(850,631)

Interest Expense	(1,099,656)	(905,519)	(2,241,085)	(1,667,736)
Derivative Expense	(399,725)	(504,613)	(399,725)	(504,613)
Change in Fair Value of Derivative Liabilities	7,968	(1,001)	2,834	(1,001)
Loss on Debt Extinguishment	-	-	(839,887)	-
Change in Fair Value of Promissory Note	(1,064,849)	-	(725,797)	-
Other Income (Expense), net	730	(51,714)	1,321	(32,982)
Total Interest and Other Income (Expense), net	(2,555,532)	(1,462,847)	(4,202,339)	(2,206,332)
Loss from Operations before Provision for Income Taxes	(3,343,528)	(2,149,766)	(5,940,999)	(3,056,963)
Provision for Income Taxes	63	250	126	500
Net Loss including Noncontrolling Interest	(3,343,591)	(2,150,016)	(5,941,125)	(3,057,463)
Net Gain (Loss) – Noncontrolling Interest	(7,036)	(3,117)	(4,509)	1,718
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(3,336,555)	(2,146,899)	(5,936,616)	(3,059,181)

Comprehensive Loss:
Net Loss	(3,343,591)	(2,150,016)	(5,941,125)	(3,057,463)
Unrealized Foreign Currency Translation Loss	(374)	(110,989)	(1,664)	(14,433)
Total Comprehensive Loss	(3,343,965)	(2,261,005)	(5,942,789)	(3,071,896)
Net Gain (Loss) – Noncontrolling Interest	(7,036)	(3,117)	(4,509)	1,718
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(3,336,929)	$(2,257,888)	$(5,938,280)	$(3,073,614)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	100.00%	100.00%
Cost of Revenues	309.04	192.86	335.18	192.26
Gross Loss	(209.04)	(92.86)	(235.18)	(92.26)
Research Revenues	5.23	(17.13)	9.66	118.67
Net (Loss) Revenue	(203.80)	(109.99)	(225.52)	26.41
Operating Expenses:	-
Research and Development	342.46	512.24	427.44	319.37
General and Administrative Expenses	777.39	898.41	1,613.75	629.66
Total Operating Expenses	1,119.85	1,410.65	2,041.19	949.03
	-
Loss from Operations	(1,323.65)	(1,520.64)	(2,266.71)	(922.62)
	-	-	-	-
Interest Expense	(1,847.17)	(2,004.56)	(2,921.73)	(1,808.88)
Derivative Expense	(671.45)	(1,117.07)	(521.13)	(547.32)
Change in Fair Value of Derivative Liabilities	13.38	(2.22)	3.69	(1.09)
Loss on Debt Extinguishment	-	-	(1,094.97)	-
Change in Fair Value of Promissory Note	(1,788.70)	-	(946.23)	-
Other Income (Expense), net	1.23	(114.48)	1.72	(35.77)
Total Interest and Other Income (Expense), net	(4,292.70)	(3,238.32)	(5,478.64)	(2,393.06)
Loss from Operations before Provision for Income Taxes	(5,616.35)	(4,758.96)	(7,745.36)	(3,315.69)
Provision for Income Taxes	0.11	0.55	0.16	0.54
Net Loss including Noncontrolling Interest	(5,616.46)	(4,759.52)	(7,745.52)	(3,316.23)
Net Gain (Loss) – Noncontrolling Interest	(11.82)	(6.90)	(5.88)	1.86
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(5,604.64)	(4,752.62)	(7,739.64)	(3,318.09)
	-	-	-	-
Comprehensive Loss:	-	-	-	-
Net Loss	(5,616.46)	(4,759.52)	(7,745.52)	(3,316.23)
Unrealized Foreign Currency Translation Loss	(0.63)	(245.70)	(2.17)	(15.65)
Total Comprehensive Loss	(5,617.09)	(5,005.21)	(7,747.69)	(3,331.88)
Net Gain (Loss) – Noncontrolling Interest	(11.82)	(6.90)	(5.88)	1.86
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(5,605.27)%	(4,998.31)%	(7,741.81)%	(3,333.75)%

Comparison of the Three Months Ended June 30, 2023, and 2022

Product Revenues – net of Discounts and Rebates, Cost of Revenues, Gross Loss, and Gross Margin

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$59,532	$45,173	$14,359	31.79%
Cost of Revenues	183,977	87,120	96,857	111.18
Gross Loss	$(124,445)	$(41,947)	$(82,498)	196.67%
Gross Margin %	(209.04)%	(92.86)%

Product Revenues – net of Discounts and Rebates

Our product revenues were $59,532 for the three months ended June 30, 2023, as compared to $45,173 for the three months ended June 30, 2022. For the three months ended June 30, 2023, our U.S. distributor accounted for 100% of our total net product sales (100% for the three months ended June 30, 2022). The increase in net product sales is primarily due to increased sales volume during the period and was partially offset by the reduction of our wholesale acquisition cost of Arakoda™ (16 x 100 mg tablets) from $285 to $235 per box in January 2023, in addition to expiring inventory returns.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates are offered to our 3PL partner amounting to 11% along with a fixed monthly fee. The product is then transferred normally to one of the three large U.S. pharmaceutical distributors where rebates range from 10-15%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 15% to 39.75% depending on the amount of coverage provided. For the three months ended June 30, 2023, discounts and rebates were $22,151 compared to $11,303 for the three months ended June 30, 2022.

Although, as of the date of these financial statements, we were not in discussions with the DoD about additional future procurement, we anticipate that this will be feasible in the future if one or more of the conditions/events described in this paragraph occur. First, the position of Arakoda in the DoD formulary (Tricare, deployed personnel) needs to be improved from second/third tier to at least equivalency with competing products (as is the case for civilian use as recommended by the CDC). Second, the shelf-life of the existing product requires extension, which is known to be technically possible as the shelf-life of Kodatef in Australia is 48 months, but appropriate data must be generated to meet FDA requirements. Finally, a change in the operational footprint of DoD deployments to areas with higher malaria attack rates (e.g., the Liberia deployment to manage the Ebola outbreak in 2014) may lead to a rapid reassessment by DoD of the position of Arakoda in the formulary (advancement of the last approved prophylactic antimalarial to co-equal standard of care took thirteen years).

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the three months ended June 30, 2022, 134 boxes were sold to pharmacies and dispensaries. Sales increased by 150% to 335 boxes to patients for the three months ended June 30, 2023. This growth in sales volumes may be a combination of both natural organic growth and the reduction in the wholesale acquisition cost effective January 2023.

Kodatef sales to our distributor Biocelect in Australia for the three months ended June 30, 2023 were $0 ($0 for the three months ended June 30, 2022). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. As of June 30, 2023, no profit share has been due to us and also ($0 for the three months ended June 30, 2022).

Cost of Revenues, Gross Loss, and Gross Margin

The cost of goods sold was $183,977 for the three months ended June 30, 2023, as compared to $87,120 for the three months ended June 30, 2022. The increase in cost of goods sold is primarily due to greater destruction of expired inventory and allowance for expiring inventory. The Gross Margin % fell to (209.04)% for the three months ended June 30, 2023 from (92.86)% for the three months ended June 30, 2022. This is due to the current low sales volume and the fixed part of cost of goods. As the sales volume continues to grow the gross margin will improve as the variable cost of goods of each unit sold is substantially less than the sales price.

Other Operating Revenues

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research Revenues	$3,116	$(7,740)	10,856	(140.26)%

The research revenues earned by us were $3,116 for the three months ended June 30, 2023, as compared to ($7,740) for the three months ended June 30, 2022. Our research revenues for the periods presented consist entirely of research revenues from the Australian Tax Authority for research activities conducted in Australia. We accrue the Australian tax rebate quarterly and the negative revenue represents a downward correction from the previous three periods.

Operating Expenses

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research and Development	$203,872	$231,394	$(27,522)	(11.89)%
General and Administrative Expenses	462,795	405,838	56,957	14.03
Total Operating Expenses	$666,667	$637,232	$29,435	4.62%

Research and Development

Research and development costs decreased during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. Research and development costs incurred during the three months ended June 30, 2022 related to our Phase II clinical trial to assess the safety and efficacy of Tafenoquine for the treatment of mild to moderate COVID-19 disease, which was completed in the third quarter of 2022. During the three months ended June 30, 2023, we incurred initiation costs related to our Phase II B clinical trial, which is expected to commence in the second half of 2023. Direct COVID-19-related trial costs are 90% of the costs for the three months ended June 30, 2023 at $182,887 and 70% of the costs for the three months ended June 30, 2022 at $160,884.

General and Administrative Expenses

For the three months ended June 30, 2023, our general and administrative expenses increased by 14.03% or $56,957 from the three months ended June 30, 2022. While the net amounts did not change substantially during the period, we spent substantially less for professional services fees (accounting, audit, and legal fees) at $89,127 (down from $195,284 for the three months ended June 30, 2022). Whereas, during the three months ended June 30, 2023, we incurred $39,061 for promotion expenses, $56,908 for investor outreach expenses, and $54,000 for pharmacovigilance monitoring costs (up from $5,731, $10,000, and $18,000 for the three months ended June 30, 2022, respectively).

Interest and Other Income (Expense), Net

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Interest Expense	$(1,099,656)	$(905,519)	$(194,137)	21.44%
Derivative Expense	(399,725)	(504,613)	104,888	(20.79)
Change in Fair Value of Derivative Liabilities	7,968	(1,001)	8,969	(896.00)
Change in Fair Value of Promissory Note	(1,064,849)	-	(1,064,849)	NA
Other Income (Expense), net	730	(51,714)	52,444	(101.41)
Total Interest and Other Income (Expense), net	$(2,555,532)	$(1,462,847)	$(1,092,685)	74.70%

Interest Expense

For the three months ended June 30, 2023, we recognized $1,099,656 of interest expense ($905,519 for the three months ended June 30, 2022). The increase is primarily related to growing principal and interest balances with the primary lender Knight as well as amortization of debt discounts and related issuance costs on our outstanding debt balances. Cash paid for interest expense was $2,193 and $731 for the three months ended June 30, 2023 and June 30, 2022, respectively.

Derivative Expense

For the three months ended June 30, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We recognized $504,613 of derivative expense during the three months ended June 30, 2022 from the bridge funding raise in May 2022, generating $979,275 in net proceeds. The decrease in derivative expense is related to the initial fair value of the related derivative liabilities in excess of the cash proceeds received.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2023, we recognized a change in fair value of derivative liabilities of $7,968 and ($1,001) for the three months ended June 30, 2022. The increase is related to additional derivatives generated from the bridge funding raise in May 2023.

Change in Fair Value of Promissory Note

For the three months ended June 30, 2023, we recognized a $1,064,849 loss related to the increase in the fair value of the promissory note with Knight (none for the three months ended June 30, 2022). Our cumulative debt outstanding with Knight was not measured at fair value on a recurring basis prior to the Knight Debt Conversion Agreement executed in January 2023, hence we recorded a $0 change in fair value for the three months ended June 30, 2022.

Other Income (Expense), net

For the three months ended June 30, 2023, we recognized $730 in other income compared to $51,714 in other expense for the three months ended June 30, 2022. The decrease is primarily related to a $51,365 loss on disposal of 60P Singapore Pty Lte recognized during the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Product Revenues – net of Discounts and Rebates, Cost of Revenues, Gross Loss, and Gross Margin

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$76,704	$92,197	$(15,493)	(16.80)%
Cost of Revenues	257,097	177,254	79,843	45.04
Gross Loss	$(180,393)	$(85,057)	$(95,336)	112.08%
Gross Margin %	(235.18)%	(92.26)%

Product Revenues – net of Discounts and Rebates

Our product revenues were $76,704 for the six months ended June 30, 2023, as compared to $92,197 for the six months ended June 30, 2022. For the six months ended June 30, 2023, our Australian distributor accounted for 71% (0% for the six months ended of June 30, 2022), and our U.S. distributor accounted for 29% of our total net product sales (100% for the six months ended June 30, 2022). While our sales volume increased over the same periods, the decrease in net product sales was impacted by the reduction of our wholesale acquisition cost of Arakoda™ (16 x 100 mg tablets) from $285 to $235 per box in January 2023, in addition to expiring inventory returns.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates are offered to our 3PL partner amounting to 11%. The product is then transferred normally to one of the three large U.S. pharmaceutical distributors where rebates range from 10-15%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 15% to 39.75% depending on the amount of coverage provided. For the six months ended June 30, 2023, discounts and rebates were $47,649 compared to $24,699 for the six months ended June 30, 2022. This reflects both greater sales volume and the new contract with our 3PL partner at the beginning of 2023 in which both the percentage and fixed fee rebates increased.

Although, as of the date of these financial statements, we were not in discussions with the DoD about additional future procurement, we anticipate that this will be feasible in the future if one or more of the conditions/events described in this paragraph occur. First, the position of Arakoda in the DoD formulary (Tricare, deployed personnel) needs to be improved from second/third tier to at least equivalency with competing products (as is the case for civilian use as recommended by the CDC). Second, the shelf-life of the existing product requires extension, which is known to be technically possible as the shelf-life of Kodatef in Australia is 48 months, but appropriate data must be generated to meet FDA requirements. Finally, a change in the operational footprint of DoD deployments to areas with higher malaria attack rates (e.g., the Liberia deployment to manage the Ebola outbreak in 2014) may lead to a rapid reassessment by DoD of the position of Arakoda in the formulary (advancement of the last approved prophylactic antimalarial to co-equal standard of care took thirteen years).

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the six months ended June 30, 2022, 225 boxes were sold to pharmacies and dispensaries. Sales increased by 129% to 516 boxes to patients for the six months ended June 30, 2023. The increase in commercial sales volume reflects the response to the reduction of our wholesale acquisition cost effective January 2023.

Kodatef sales to our distributor Biocelect in Australia for the six months ended June 30, 2023 were $0 ($0 for the six months ended June 30, 2022). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. As of June 30, 2023, $53,322 was paid ($0 for the six months ended June 30, 2022).

During the first six months of 2023 and 2022, we did not record sales of Arakoda/Kodatef to our European distributor Scandinavian Biopharma Distribution AB. Product will be distributed there on a named patient basis. As in Australia a profit distribution share is possible depending on the retail price established.

Cost of Revenues, Gross Loss, and Gross Margin

The cost of goods sold was $257,097 for the six months ended June 30, 2023, as compared to $177,254 for the six months ended June 30, 2022. The increase in cost of goods sold is primarily due to a greater allowance for expiring inventory. The Gross Margin % fell to (235.18)% for the six months ended June 30, 2023 from (92.26)% for the six months ended June 30, 2022. This is partially due to the current low sales volume and the fixed part of cost of goods. As the sales volume continues to grow the gross margin will improve as the variable cost of goods of each unit sold is substantially less than the sales price. However, right now the allowance required for expiring inventory provides the largest negative impact to Gross Margin.

Other Operating Revenues

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research Revenues	$7,408	$109,407	$(101,999)	(93.23)%

The research revenues earned by us were $7,408 for the six months ended June 30, 2023, as compared to $109,407 for the six months ended June 30, 2022. Our research revenues have historically been derived mostly from a single, awarded research grant in the amount of $4,999,814 at the beginning of December 2020 (with an additional $720,000 awarded in February of 2021) from the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (which may be referred to as “JPEO”) to study Arakoda in mild-to-moderate COVID-19 patients. A majority of the study was completed in 2021 with the planned lab data analysis and the submission of the final study report completed during the first nine months of 2022. During the six months ended June 30, 2022, we recognized $94,908 in revenue from the JPEO, compared to $0 during the six months ended June 30, 2023. We also earn research revenues from the Australian Tax Authority for research activities conducted in Australia. The revenue was $7,408 for the six months ended June 30, 2023 compared to $14,499 during the six months ended June 30, 2022.

Operating Expenses

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research and Development	$327,866	$294,451	$33,415	11.35%
General and Administrative Expenses	1,237,809	580,530	657,279	113.22
Total Operating Expenses	$1,565,675	$874,981	$690,694	78.94%

Research and Development

Research and development costs increased during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. Research and development costs incurred during the six months ended June 30, 2022 related to our Phase II clinical trial to assess the safety and efficacy of Tafenoquine for the treatment of mild to moderate COVID-19 disease, which was completed in the third quarter of 2022. During the six months ended June 30, 2023, we incurred initiation costs related to our Phase II B clinical trial, which is expected to commence in the second half of 2023. Direct COVID-19-related trial costs are 88% of the costs for the six months ended June 30, 2023 at $288,144 and 61% of the costs for the six months ended June 30, 2022 at $180,484.

General and Administrative Expenses

For the six months ended June 30, 2023, our general and administrative expenses increased by 113.22% or $657,279 over the six months ended June 30, 2022. During the six months ended June 30, 2023 we spent substantially more for accounting and auditing at $450,843 (up from $59,439 for the six months ended June 30, 2022). Additionally, during the six months ended June 30, 2023, we incurred $221,447 of investor outreach expenses, $75,665 of advertising and promotion expenses, and $144,000 of pharmacovigilance monitoring costs (up from $10,000, $5,731, and $30,000 for the six months ended June 30, 2022, respectively).

Interest and Other Income (Expense), Net

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Interest Expense	$(2,241,085)	$(1,667,736)	$(573,349)	34.38%
Derivative Expense	(399,725)	(504,613)	104,888	(20.79)
Change in Fair Value of Derivative Liabilities	2,834	(1,001)	3,835	(383.12)
Loss on Debt Extinguishment	(839,887)	-	(839,887)	NA
Change in Fair Value of Promissory Note	(725,797)	-	(725,797)	NA
Other Income (Expense), net	1,321	(32,982)	34,303	(104.01)
Total Interest and Other Income (Expense), net	$(4,202,339)	$(2,206,332)	$(1,996,007)	90.47%

Interest Expense

For the six months ended June 30, 2023, we recognized $2,241,085 of interest expense ($1,667,736 for the six months ended June 30, 2022). The increase is primarily related to growing principal and interest balances with the primary lender Knight, as well as amortization of debt discounts and related issuance costs on our outstanding debt balances. Cash paid for interest expense was $4,386 and $731 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Derivative Expense

For the six months ended June 30, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We recognized $504,613 of derivative expense during the six months ended June 30, 2022 from the bridge funding raise in May 2022, generating $979,275 in net proceeds. The decrease in derivative expense is related to the initial fair value of the related derivative liabilities in excess of the cash proceeds received.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2023, we recognized a change in fair value of derivative liabilities of $2,834 and ($1,001) for the six months ended June 30, 2022.

Loss on Debt Extinguishment

For the six months ended June 30, 2023, we recognized a $839,887 loss on debt extinguishment (none for the six months ended June 30, 2022). The increase in loss is related to the conversion of the cumulative outstanding debt pursuant to the Knight Debt Conversion Agreement in January 2023.

Change in Fair Value of Promissory Note

For the six months ended June 30, 2023, we recognized a $725,797 loss related to the increase in the fair value of the promissory note with Knight (none for the six months ended June 30, 2022). Our cumulative debt outstanding with Knight was not measured at fair value on a recurring basis prior to the Knight Debt Conversion Agreement executed in January 2023, hence we recorded a $0 change in fair value for the six months ended June 30, 2022.

Other Income (Expense), net

For the six months ended June 30, 2023, we recognized $1,321 in other income compared to $32,982 in other expense for the six months ended June 30, 2022. In 2022, it was uncovered that federal tax form 8992 may have not been properly filed. We elected to record a $30,000 tax liability during the six months ended June 30, 2022, $10,000 each for the audits of the years ended December 31, 2019, 2020 and 2021.

Liquidity and Capital Resources

For the six months ended June 30, 2023 and 2022, our net cash used in operating activities was $726,168 and $636,944, respectively and the cash balance was $19,070 as of June 30, 2023 ($264,865 as of December 31, 2022). Based on current internal projections, given funds received from the initial public offering (“IPO”) and warrant exercise, and if our planned COVID-19 clinical study is eligible to receive Australian government research and development tax rebates and it is possible to borrow and receive funds from a lender ahead of issuance of those tax rebates, we estimate that we will have sufficient funds to remain viable through March 31, 2024 (sufficient to complete an optional futility analysis at 33% enrolment in the clinical study if desired). However, we may not remain viable until March 31, 2024, if we end up being ineligible for research tax credits or cannot borrow against their future issuance. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

To date, we have funded our operations through debt and equity financings.

Going Concern

As of June 30, 2023, we had an accumulated deficit of $34,791,255. In their audit report for the fiscal year ended December 31, 2022, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and obtain financing.

The consolidated financial statements for the twelve months ended December 31, 2022, and December 31, 2021, respectively, included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. These factors among others raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the accompanying consolidated condensed financial statements.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2023:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$28,656,775	$27,286,620	$1,220,155	$4,456	$145,544
Interest obligations on the debt arrangements	186,021	183,427	2,594	-	-
Operating leases	39,470	39,470	-	-	-
Purchase obligations	1,353,321	1,353,321			-
Total	$30,235,587	$28,862,838	$1,222,749	$4,456	$145,544

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net Cash (Used In) Provided By:
Operating Activities	$(726,168)	$(636,944)	$(89,224)	14.01%
Investing Activities	(21,419)	(2,907)	(18,512)	636.81
Financing Activities	503,456	1,290,335	(786,879)	(60.98)
Effect of Foreign Currency Translation on Cash Flow	(1,664)	(14,433)	12,769	(88.47)
Net Increase (Decrease) in Cash	$(245,795)	$636,051	$(881,846)	(138.64)%

Cash Used in Operating Activities

Net cash used in operating activities was $726,168 for the six months ended June 30, 2023, as compared to $636,944 for the six months ended June 30, 2022. Although our net loss increased approximately 95% over the same periods, (from $3,073,614 for the six months ended June 30, 2022 to $5,980,616 for the six months ended June 30, 2023), our net cash used in operating activities did not change substantially as a result of non-cash expenses impacting net loss, including amortization of capitalized services of $534,408, stock-based compensation expense of $277,605, and a loss on debt extinguishment of $839,887 recognized during the six months ended June 30, 2023 ($0, $0, and $0 for the six months ended June 30, 2022, respectively). In addition, during the six months ended June 30, 2022, we received $94,908 from the JPEO research grant, compared to $0 during the six months ended June 30, 2023.

Cash Used in Investing Activities

Net cash used in investing activities was $21,419 for the six months ended June 30, 2023, as compared to $2,907 for the six months ended June 30, 2022. The increase in net cash used in investing activities was due to higher costs paid for the acquisition of patents as well as capitalized website development costs, which increased from $2,907 and $0 to $15,419 and $39,895, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities was $503,456 for the six months ended June 30, 2023, as compared to $1,290,335 for the six months ended June 30, 2022. The decrease in net cash provided by financing activities was primarily due to $1,105,000 in bridge round financing received on May 24, 2022, which exceeded the gross cash value raised from the bridge financing on May 8, 2023 of $650,000. In addition, we paid deferred offering costs of ($146,544) during the six months ended June 30, 2023 compared to $0 for the six months ended June 30, 2022.

Effect of Foreign Currency Translation on Cash Flow

Our foreign operations were small relative to U.S. operations for the six months ended June 30, 2023 and June 30, 2022, thus effects of foreign currency translation have been minor.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We receive revenues from sales of our Arakoda product to the DoD and resellers in the U.S. and abroad. We record deferred revenues for any advances and then recognize revenue upon shipment to the retailer who orders product for a specific customer. We record a receivable for any amounts to be received pursuant to such sales.

Derivative Liabilities

We assessed the classification of our derivative financial instruments as of June 30, 2023 and December 31, 2022, which consist of bridge shares, convertible notes payable and certain warrants (excluding those for compensation) and have determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

We analyze all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. We use a Monte Carlo Simulation Model to determine the fair value of these instruments.

Upon conversion or repayment of a debt or equity instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), we record the shares of common stock at fair value, relieve all related debt, derivative liabilities, and debt discounts, and recognize a net gain or loss on debt extinguishment. In connection with the debt extinguishment, we typically record an increase to additional paid-in capital for any remaining liability balance.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Original Issue Discount

For certain notes issued, we may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt in the Consolidated Statements of Operations and Comprehensive Loss.

Debt Issuance Cost

Debt issuance costs paid to lenders or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument in the Consolidated Statements of Operations and Comprehensive Loss, with the exception of certain debt for which we elected the fair value option.

Income Taxes

From January 1, 2022 to May 31, 2022, 60 Degrees Pharmaceuticals, LLC was a C-corporation for income tax purposes before the incorporation/merger into 60 Degrees Pharmaceuticals, Inc. on June 1, 2022. We account for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized in the following five years. We did not realize any benefits in the year ended December 31, 2022. Most of the deferred tax benefits are abroad and we do not project a profit in our subsidiary by 2026. We record interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.

We record tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, we recognize liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. We recognize interest and/or penalties related to unrecognized tax benefits as a component of income tax expense.

Off-Balance Sheet Arrangements

During 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

JOBS Act Accounting Election

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issues Accounting Standards Update (“ASUs”) to amend the authoritative literature in ASC. There have been a number of ASUs to date, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our consolidated financial statements.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with our current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2021, the FASB issued ASUs 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of this standard in 2022 did not have a material effect on our financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The adoption of ASU 2021-08 did not have an effect on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2023:

(1)	we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval; and

(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended June 30, 2023.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in the Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

Convertible Notes

On May 8, 2023, we issued a note in the amount of $111,111.10 to Cyberbahn Federal Solutions, LLC (the “Cyberbahn Note”) with a 10% original issue discount. On July 11, 2023, the balance of the Cyberbahn Note converted into 20,964 shares of our common stock (the “Cyberbahn Conversion Shares”) at a conversion price equal to $5.30 per share.

On May 8, 2023, we issued a note in the amount of $111,111.10 to Ariana Bakery Inc. (the “Ariana Note”) with a 10% original issue discount. On July 11, 2023, the balance of the Ariana Note converted into 20,964 shares of our common stock (the “Ariana Conversion Shares”) at a conversion price equal to $5.30 per share.

On May 8, 2023, we issued a note in the amount of $333,333.30 to Sabby Volatility Warrant Master Fund, Ltd. (the “Sabby Note”) with a 10% original issue discount. On July 11, 2023, the balance of the Sabby Note converted into 62,893 shares of our common stock (the “Sabby Conversion Shares”) at a conversion price equal to $5.30 per share.

On May 8, 2023, we issued a note in the amount of $55,555.55 to Steel Anderson (the “Anderson Note”) with a 10% original issue discount. On July 11, 2023, the balance of the Anderson Note converted into 10,482 shares of our common stock (the “Anderson Conversion Shares”) at a conversion price equal to $5.30 per share.

On May 8, 2023, we issued a note in the amount of $111,111.10 to Bixi Gao & Ling Ling Wang (the “Gao & Wang Note”) with a 10% original issue discount. On July 11, 2023, the balance of the Gao & Wang Note converted into 20,964 shares of our common stock (the “Gao & Wang Conversion Shares”) at a conversion price equal to $5.30 per share.

Warrants

On May 8, 2023, we issued to Cyberbahn Federal Solutions, LLC a Common Stock Purchase Warrant to purchase a number of shares of our common stock equal to 50% of the number of Cyberbahn Conversion Shares, at the exercise price of $5.83 per share.

On May 8, 2023, we issued to Ariana Bakery Inc. a Common Stock Purchase Warrant to purchase a number of shares of our common stock equal to 50% of the number of Ariana Conversion Shares, at the exercise price of $5.83 per share.

On May 8, 2023, we issued to Sabby Volatility Warrant Master Fund, Ltd. a Common Stock Purchase Warrant to purchase a number of shares of our common stock equal to 50% of the number of Sabby Conversion Shares, at the exercise price of $5.83 per share.

On May 8, 2023, we issued to Steel Anderson a Common Stock Purchase Warrant to purchase a number of shares of our common stock equal to 50% of the number of Anderson Conversion Shares, at the exercise price of $5.83 per share.

On May 8, 2023, we issued to Bixi Gao & Ling Ling Wang a Common Stock Purchase Warrant to purchase a number of shares of our common stock equal to 50% of the number of Gao & Wang Conversion Shares, at the exercise price of $5.83 per share.

(B) Use of Proceeds

The Registration Statement on Form S-1, as amended (File No. 269483) (the “Registration Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2023, for our IPO was declared effective by the SEC on July 11, 2023. The IPO consisted of 1,415,095 units, with each unit consisting of (i) one share of our common stock, (ii) one tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.095 per share and (iii) one non-tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.36 per share, at a public offering price of $5.30 per unit. On July 14, 2023, the IPO closed, and we received approximately $6,454,300 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by the Company.

There has been no material change in the planned use of proceeds from such use as described in the Registration Statement.

(C) Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On July 11, 2023, the following events occurred:

●	The Registration Statement was declared effective by the SEC. The IPO consisted of 1,415,095 units, with each unit consisting of (i) one share of our common stock, (ii) one tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.095 per share and (iii) one non-tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.36 per share, at a public offering price of $5.30 per unit.

●

As a result of the effectiveness of the Registration Statement, we issued a total of 40,000 restricted shares of common stock to the following directors and in the amounts listed: (i) Stephen Toovey (10,000 restricted shares of common stock), (ii) Charles Allen (10,000 restricted shares of common stock), (iii) Paul Field (10,000 restricted shares of common stock) and (iv) Cheryl Xu (10,000 restricted shares of common stock), by virtue of the terms of certain agreements that each of them entered into with us.

On July 12, 2023, the following events occurred:

●	We entered into the Underwriting Agreement with WallachBeth Capital LLC (the “Underwriter”) relating to the IPO.

●	We entered into the Warrant Agent Agreement (the “Warrant Agent Agreement”) with Equity Stock Transfer, LLC, as warrant agent (the “Warrant Agent”), of which sets forth the procedures for registering, transferring and exercising the tradeable warrants and non-tradeable warrants.

●	The shares of our common stock and tradeable warrants began trading on The Nasdaq Capital Market under the symbols “SXTP” and “SXTPW,” respectively.

On July 13, 2023, the following events occurred:

●	The Company received $183,336 from the exercise of 31,447 bridge warrants (strike price $5.83 and issued 31,447 new shares of common stock).

On July 14, 2023, the following events occurred:

●	The IPO closed, generating approximately $6,454,300 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses. The Underwriter partially exercised the over-allotment option and purchased an additional 100,644 tradeable warrants and 100,644 non-tradeable warrants.

●	As a result of the completion of the IPO and as required under the terms of the Master Consultancy Agreement dated as of May 29, 2013 that we entered into with BioIntelect Pty Ltd (“BioIntelect”), we issued 29,245 shares of our common stock to BioIntelect as deferred equity compensation in the amount of $155,000.

●	As a result of the completion of the IPO and as required under the terms of the Bridge Notes from both 2022 and 2023 and the Related Party Notes described in Note 8, the entirety of the related outstanding principal in the amount of $1,950,000 converted to 383,908 shares of our common stock at the conversion prices detailed in Note 8 and made cash payments totaling approximately $1.8 million for the outstanding principal (2022 and 2023 Bridge Notes only), accrued interest, and the extension payments described in Note 8, in full satisfaction of the outstanding debt obligations. The Company expects to recognize a gain/loss of approximately $650,000 upon conversion.

●	As a result of the completion of the IPO and as required under the terms of the Equity Conversion Note dated as of October 11, 2017, as amended on December 23, 2017 and December 11, 2022 (the “Xu Yu Equity Conversion Note”) that we entered into with Xu Yu, we converted the entirety of the related outstanding principal and accrued interest in the amount of $1,164,190 to 214,934 shares of our common stock at the conversion price detailed in Note 8 and issued the common stock to Xu Yu, fully satisfying our obligations.

●	As a result of the completion of the IPO and as required under the terms of the Debt Conversion Agreement dated as of January 9, 2023, as amended on January 19, 2023 and January 27, 2023 (the “Knight Debt Conversion Agreement”) that we entered into with Knight Therapeutics International S.A. (formerly known as Knight Therapeutics (Barbados) Inc.) (“Knight”), we converted the outstanding principal in the amount of $10,770,037 to 1,108,337 shares of our common stock at the conversion price detailed in Note 8 and issued the common stock to Knight, fully satisfying our obligations with respect to the principal amount.

●	As a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, we converted accumulated interest in the amount of $8,096,486 to 80,965 shares of our Series A Preferred Stock at the conversion price detailed in Note 8 and issued the Series A Preferred Stock to Knight, fully satisfying our obligations with respect to the accumulated interest.

●	We granted the Underwriter warrants to purchase a total of 84,906 shares of our common stock. The warrants expire on the fifth anniversary of the commencement date of sales in the IPO. The Company received $381,600 from the exercise of 60,000 tradeable warrants (strike price $6.36) and issued 60,000 new shares of common stock.

On July 17, 2023, the following event occurred:

●	The Company received 93,000 non-tradeable warrants (strike price $6.095) and issued 93,000 new shares of common stock. After this transaction, the Company had 5,753,975 common shares outstanding.

On July 25, 2023, the following event occurred:

●

The Company converted 2,162 of Knight’s preferred shares in order to issue 45,560 new common shares. After the transaction Knight owned 78,803 preferred shares and 1,153,897 common shares (the latter representing 19.9% of the 5,799,535 common shares outstanding.

On August 2, 2023, the following event occurred:

●

Geoffrey Dow assigned his interest in 60P Australia Pty Ltd, of 904,436 common shares to 60P, Inc. for $0 consideration, thereby increasing the proportional ownership of 60P, Inc. in 60P Australia Pty Ltd from 87.53% to 96.61%. The purpose of this assignment was to eliminate the related party conflict associated with Geoffrey Dow’s ultimate beneficial ownership in 60P Australia Pty Ltd being greater than that of other 60P, Inc. shareholders.

On August 9, 2023, the following events occurred:

●	60P, Inc. signed research & development/IP and loan agreements with its subsidiary, 60P Australia Pty Ltd, in which 60P, Inc. will provide up to $17 million AUD in financing (8% interest, repayment over ten years) and rights to use its patents and data to support the development of the COVID-19 treatment indication for tafenoquine in exchange for the subsidiary conducting COVID-19 clinical trials and being granted commercialization rights for the indication outside the United States.

●	60P Australia Pty Ltd engaged Peachtree Bioresearch Solutions to be its contract research organization for its planned COVID-19-tafenoquine Phase IIB treatment study and the Company authorized payment of $1,000,974 in start-up costs to open the first three clinical sites.

On August 14, 2023, the following event occurred:

●	60P Australia Pty Ltd filed the Phase IIB study protocol for COVID-19-tafenoquine study against its new IND.

On August 24th, 2023, the following event occurred:

●	The Company's majority-owned subsidiary, 60P Australia Pty Ltd, filed an application for an Overseas Finding of R+D Activities related to its planned tafenoquine-COVID-19 research program with AusIndustry.

There have been no other events or transactions during this time which would have a material effect on these financial statements.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
1.1#	Form of Underwriting Agreement
3.1#	Certificate of Incorporation of the Registrant
3.2#	Certificate of Designation of Series A Preferred Stock
3.3#	Certificate of Correction to Certificate of Incorporation of the Registrant
3.4#	Amended and Restated Bylaws of the Registrant
4.1#	Form of Tradeable Warrant
4.2#	Form of Non-Tradeable Warrant
4.3#	Form of Representative Warrant
4.4#	Warrant Agent Agreement
10.1#	Securities Purchase Agreement dated as of May 19, 2022, by and between the Registrant and Geoffrey Dow
10.2#	Common Stock Purchase Warrant dated as of May 19, 2022, issued by the Registrant to Geoffrey Dow, as assigned to the Geoffrey S. Dow Revocable Trust dated August 27, 2018
10.3#	Convertible Promissory Note dated as of May 19, 2022, issued by the Registrant to Geoffrey Dow
10.4#	Securities Purchase Agreement dated as of May 19, 2022, by and between Registrant and Mountjoy Trust
10.5#	Common Stock Purchase Warrant dated as of May 19, 2022, issued by the Registrant to Mountjoy Trust
10.6#	Convertible Promissory Note dated as of May 19, 2022, issued by the Registrant to Mountjoy Trust
10.7#	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Bigger Capital Fund, LP
10.8#	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Bigger Capital Fund, LP
10.9#	Promissory Note dated as of May 24, 2022, issued by the Registrant to Bigger Capital Fund, LP
10.10#	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Cavalry Investment Fund, LP
10.11#	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Cavalry Investment Fund, LP
10.12#	Promissory Note dated as of May 24, 2022, issued by the Registrant to Cavalry Investment Fund, LP
10.13#	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Walleye Opportunities Master Fund Ltd
10.14#	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Walleye Opportunities Master Fund Ltd
10.15#	Promissory Note dated as of May 24, 2022, issued by the Registrant to Walleye Opportunities Master Fund Ltd
10.16#	Debt Conversion Agreement dated as of January 9, 2023, by and between the Registrant to Knight Therapeutics International S.A.
10.17#	First Amendment to the Debt Conversion Agreement dated as of January 19, 2023, by and between the Registrant to Knight Therapeutics International S.A.
10.18#	Second Amendment to The Debt Conversion Agreement dated as of January 27, 2023, by and between the Registrant to Knight Therapeutics International S.A.
10.19#	Inter-Institutional Agreement dated as of February 15, 2021, by the Registrant and Florida State University Research Foundation
10.20#	Exclusive License Agreement dated as of September 15, 2016, between National University of Singapore, Singapore Health Services Pte Ltd, the Registrant and 60P Australia Pty Ltd
10.21#	Master Consultancy Agreement dated as of May 29, 2013, by and between the Registrant and BioIntelect Pty Ltd
10.22#	Employment Agreement dated as of January 12, 2023, between the Registrant and Geoffrey Dow
10.23#	Employment Agreement dated as of January 12, 2023, between the Registrant and Tyrone Miller
10.24#	Subscription Agreement dated as of October 11, 2017, by and between the Registrant and Avante International Limited
10.25#	Promissory Note dated as of October 11, 2017, issued by the Registrant to Avante International Limited

10.26#	Convertible Promissory Note dated as of December 31, 2016, issued by the Registrant to Geoffrey Dow
10.27#	Agreement to Consolidate and Convert Existing Debt dated as of December 31, 2021, between the Registrant and Geoffrey Dow
10.28#	Agreement to Convert Debt to Equity dated as of December 31, 2021, issued by the Registrant to Geoffrey Dow
10.29#	Convertible Promissory Note dated as of December 31, 2016, issued by the Registrant to Tyrone Miller
10.30#	Agreement to Convert Debt to Equity dated as of December 31, 2021, issued by the Registrant to Tyrone Miller
10.31#	Convertible Promissory Note dated as of December 31, 2016, issued by the Registrant to Douglas Loock
10.32#	Agreement to Convert Debt to Equity dated as of August 31, 2021, issued by the Registrant to Douglas Loock
10.33#	Agreement and Plan of Merger dated as of June 1, 2022, by and between the Registrant and 60 Degrees Pharmaceuticals, LLC
10.34#	Exclusive License Agreement dated as of May 30, 2014, between National University of Singapore, Singapore Health Services Pte Ltd, the Registrant and 60P Australia Pty Ltd
10.35#	2022 Equity Incentive Plan
10.36#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Cyberbahn Federal Solutions, LLC
10.37#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Cyberbahn Federal Solutions, LLC
10.38#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Cyberbahn Federal Solutions, LLC
10.39#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Ariana Bakery Inc
10.40#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Ariana Bakery Inc
10.41#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Ariana Bakery Inc
10.42#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Sabby Volatility Warrant Master Fund, Ltd.
10.43#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Sabby Volatility Warrant Master Fund, Ltd.
10.44#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Sabby Volatility Warrant Master Fund, Ltd.
10.45#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Steel Anderson
10.46#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Steel Anderson
10.47#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Steel Anderson
10.48#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Bixi Gao & Ling Ling Wang
10.49#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Bixi Gao & Ling Ling Wang
10.50#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Bixi Gao & Ling Ling Wang
10.51#	Note Extension Agreement dated as of May 22, 2023, by and between the Registrant and Bigger Capital Fund, LP
10.52#	Note Extension Agreement dated as of May 22, 2023, by and between the Registrant and Cavalry Investment Fund, LP
10.53#	Note Extension Agreement dated as of May 22, 2023, by and between the Registrant and Walleye Opportunities Master Fund Ltd
10.54#	Note Extension Agreement dated as of May 18, 2023, by and between the Registrant and the Geoffrey S. Dow Revocable Trust
10.55#	Note Extension Agreement dated as of May 18, 2023, by and between the Registrant and Mountjoy Trust
10.56#	Board of Directors Agreement dated as of November 28, 2022, as amended, by and between the Registrant and Charles Allen
10.57#	Board of Directors Agreement dated as of November 28, 2022, as amended, by and between the Registrant and Stephen Toovey
10.58#	Board of Directors Agreement dated as of December 9, 2022, as amended, by and between the Registrant and Cheryl Xu
10.59#	Board of Directors Agreement dated as of December 15, 2022, as amended, by and between the Registrant and Paul Field
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 333-269483), initially filed with the Securities and Exchange Commission on January 31, 2023.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: August 25, 2023	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 25, 2023	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)