Form 10-Q
period 2023-09-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2023-11-20
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 20, 2023, the registrant had a total of 5,799,535 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023 (Unaudited)	2022

ASSETS
Current Assets:
Cash	$2,218,540	$264,865
Accounts Receivable	138,009	45,965
Prepaid and Other	5,939,927	200,967
Deferred Offering Costs	-	68,629
Inventory, net (Note 3)	598,319	518,578
Total Current Assets	8,894,795	1,099,004
Property and Equipment, net (Note 4)	3,836	21,300
Other Assets:
Right of Use Asset (Note 12)	26,534	12,647
Intangible Assets, net (Note 5)	225,047	164,255
Total Other Assets	251,581	176,902
Total Assets	$9,150,212	$1,297,206
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Expenses	$271,602	$758,668
Lease Liability (Note 12)	26,800	13,000
Deferred Compensation (Note 7)	-	325,000
Related Party Notes, net (including accrued interest) (Note 8)	-	195,097
Debenture (Note 8)	-	4,276,609
SBA EIDL (including accrued interest) (Note 8)	8,772	2,750
Promissory Notes (including accrued interest) (Note 8)	-	16,855,887
Derivative Liabilities (Note 9)	2,174,194	1,129,840
Derivative Liabilities - Related Parties (Note 9)	-	364,360
Total Current Liabilities:	2,481,368	23,921,211
Long-Term Liabilities:
Deferred Compensation (Note 7)	-	255,000
SBA EIDL (including accrued interest) (Note 8)	152,594	160,272
Promissory Notes (including accrued interest) (Note 8)	-	1,109,783
Total Long-Term Liabilities	152,594	1,525,055
Total Liabilities	2,633,962	25,446,266
Commitments and Contingencies (Note 12)
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 78,803 issued and outstanding as of September 30, 2023 and 0 as of December 31, 2022, respectively (Note 6)	9,858,040	-
Class A common stock, $0.0001 par value, 150,000,000 shares authorized; 5,799,535 and 2,386,009 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (Note 6)	580	239
Additional Paid-in Capital	27,182,915	5,164,461
Accumulated Other Comprehensive Income	81,386	73,708
Accumulated Deficit	(30,568,566)	(28,815,148)
60P Shareholders’ Equity (Deficit):	6,554,355	(23,576,740)
Noncontrolling interest	(38,105)	(572,320)
Total Shareholders’ Equity (Deficit)	6,516,250	(24,149,060)
Total Liabilities and Shareholders’ Equity (Deficit)	$9,150,212	$1,297,206

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Product Revenues – net of Discounts and Rebates	$51,188	$168,185	$127,892	$260,382
Cost of Revenues	71,196	92,281	328,293	269,535
Gross Revenue (Loss)	(20,008)	75,904	(200,401)	(9,153)
Research Revenues	75,566	150,262	82,974	259,669
Net Revenue (Loss)	55,558	226,166	(117,427)	250,516

Operating Expenses:
Research and Development	263,703	27,655	591,569	322,106
General and Administrative Expenses	1,313,617	413,627	2,551,426	994,157
Total Operating Expenses	1,577,320	441,282	3,142,995	1,316,263

Loss from Operations	(1,521,762)	(215,116)	(3,260,422)	(1,065,747)

Interest Expense	(40,106)	(1,215,978)	(2,281,191)	(2,883,714)
Derivative Expense	-	-	(399,725)	(504,613)
Change in Fair Value of Derivative Liabilities	92,490	(22,495)	95,324	(23,496)
Loss on Debt Extinguishment	(391,593)	-	(1,231,480)	-
Change in Fair Value of Promissory Note	6,105,066	-	5,379,269	-
Other Income (Expense), net	(70,490)	3,172	(69,169)	(29,810)
Total Interest and Other Income (Expense), net	5,695,367	(1,235,301)	1,493,028	(3,441,633)
Income (Loss) from Operations before Provision for Income Taxes	4,173,605	(1,450,417)	(1,767,394)	(4,507,380)
Provision for Income Taxes (Note 10)	63	250	189	750
Net Income (Loss) including Noncontrolling Interest	4,173,542	(1,450,667)	(1,767,583)	(4,508,130)
Net Loss – Noncontrolling Interest	(9,656)	(3,172)	(14,165)	(1,454)
Net Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	4,183,198	(1,447,495)	(1,753,418)	(4,506,676)

Comprehensive Income (Loss)
Net Income (Loss)	4,173,542	(1,450,667)	(1,767,583)	(4,508,130)
Unrealized Foreign Currency Translation Gain (Loss)	9,342	(6,417)	7,678	(20,850)
Total Comprehensive Income (Loss)	4,182,884	(1,457,084)	(1,759,905)	(4,528,980)

Net Loss – Noncontrolling Interest	(9,656)	(3,172)	(14,165)	(1,454)
Unrealized Foreign Currency Translation Loss from Noncontrolling Interest	-	(544)	-	(544)

Comprehensive Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	4,192,540	(1,453,368)	(1,745,740)	(4,526,982)

Cumulative dividends on Series A Preferred Stock	(101,538)	-	(101,538)	-
Net Income (Loss) - attributed to common stockholders	$4,091,002	$(1,453,368)	$(1,847,278)	$(4,526,982)

Net Income (Loss) per Common Share:
Basic and Diluted	$0.77	$(0.61)	$(0.55)	$(1.92)
Weighted average number of common shares outstanding
Basic and Diluted	5,319,255	2,386,009	3,344,843	2,361,569

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2022
	Members’ Equity		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’
	Units	Amount	Shares	Amount	Capital	Deficit	(Loss)	to 60P	Shareholders	Deficit
Balance—December 31, 2021	18,855,165	$4,979,365	-	$-	$-	$(22,633,428)	$75,835	$(17,578,228)	$(576,256)	$(18,154,484)
Net Foreign Translation Gain	-	-	-	-	-	-	96,556	96,556	-	96,556
Net Income (Loss)	-	-	-	-	-	(912,282)	-	(912,282)	4,835	(907,447)
Balance— March 31, 2022 (unaudited)	18,855,165	$4,979,365	-	$-	$-	$(23,545,710)	$172,391	$(18,393,954)	$(571,421)	$(18,965,375)
Business Combination: June 1, 2022 (60P LLC into 60P, Inc.)	(18,855,165)	(4,979,365)	2,348,942	235	4,979,130	-	-	-	-	-
Issuance of Common Stock	-	-	37,067	4	185,331	-	-	185,335	-	185,335
Net Foreign Translation Loss	-	-	-	-	-	-	(110,989)	(110,989)	-	(110,989)
Net Loss	-	-	-	-	-	(2,146,899)	-	(2,146,899)	(3,117)	(2,150,016)
Balance— June 30, 2022 (unaudited)	-	$-	2,386,009	$239	$5,164,461	$(25,692,609)	$61,402	$(20,466,507)	$(574,538)	$(21,041,045)
Net Foreign Translation Loss	-	-	-	-	-	-	(5,873)	(5,873)	(544)	(6,417)
Net Loss	-	-	-	-	-	(1,447,495)	-	(1,447,495)	(3,172)	(1,450,667)
Balance— September 30, 2022 (unaudited)	-	$-	2,386,009	$239	$5,164,461	$(27,140,104)	$55,529	$(21,919,875)	$(578,254)	$(22,498,129)

	For the Three and Nine Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2022	-	$-	2,386,009	$239	$5,164,461	$(28,815,148)	$73,708	$(23,576,740)	$(572,320)	$(24,149,060)
Cancellation of common stock	-	-	(1,451,000)	(145)	145	-	-	-	-	-
Issuance of common stock	-	-	1,443,000	144	5,378,764	-	-	5,378,908	-	5,378,908
Net Foreign Translation Loss	-	-	-	-	-	-	(1,290)	(1,290)	-	(1,290)
Net Income (Loss)	-	-	-	-	-	(2,600,061)	-	(2,600,061)	2,527	(2,597,534)
Balance— March 31, 2023 (unaudited)	-	$-	2,378,009	$238	$10,543,370	$(31,415,209)	$72,418	$(20,799,183)	$(569,793)	$(21,368,976)
Net Foreign Translation Loss	-	-	-	-	-	-	(374)	(374)	-	(374)
Net Loss	-	-	-	-	-	(3,336,555)	-	(3,336,555)	(7,036)	(3,343,591)
Balance— June 30, 2023 (unaudited)	-	$-	2,378,009	$238	$10,543,370	$(34,751,764)	$72,044	$(24,136,112)	$(576,829)	$(24,712,941)
Issuance of common stock for payment of deferred compensation	-	-	29,245	3	154,997	-	-	155,000	-	155,000
Conversion of debt into common stock upon initial public offering	-	-	1,707,179	171	7,989,427	-	-	7,989,598	-	7,989,598
Conversion of debt into Series A Preferred Stock upon initial public offering	80,965	10,128,500	-	-	-	-	-	10,128,500	-	10,128,500
Reclassification of liability-classified warrants to equity-classified	-	-	-	-	838,748	-	-	838,748	-	838,748
Issuance of common stock pursuant to IPO, net of underwriting discounts and offering costs of $1,266,740	-	-	1,415,095	141	6,235,135	-	-	6,235,276	-	6,235,276
Issuance of common stock upon exercise of warrants	-	-	184,447	18	1,131,753	-	-	1,131,771	-	1,131,771
Voluntary conversion of Series A Preferred Stock into common stock	(2,162)	(270,460)	45,560	5	270,455	-	-	-	-	-
Issuance of common stock pursuant to share-based compensation awards	-	-	40,000	4	187,196	-	-	187,200	-	187,200
Share-based compensation expense	-	-	-	-	271,066	-	-	271,066	-	271,066
Prepaid share-based compensation	-	-	-	-	109,148	-	-	109,148	-	109,148
Contribution from noncontrolling interest	-	-	-	-	(548,380)	-	-	(548,380)	548,380	-
Net Foreign Translation Gain	-	-	-	-	-	-	9,342	9,342	-	9,342
Net Income (Loss)	-	-	-	-	-	4,183,198	-	4,183,198	(9,656)	4,173,542
Balance— September 30, 2023 (unaudited)	78,803	$9,858,040	5,799,535	$580	$27,182,915	$(30,568,566)	$81,386	$6,554,355	$(38,105)	$6,516,250

See accompanying notes to these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,767,583)	$(4,508,130)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	19,287	20,747
Amortization	20,606	2,783
Amortization of Debt Discount	669,148	821,154
Amortization of ROU Asset	37,035	33,848
Amortization of Note Issuance Costs	67,728	-
Amortization of Capitalized Services	690,173	-
Stock-based Compensation	670,871	-
Loss on Debt Extinguishment	1,231,480	-
Change in Fair Value of Derivative Liabilities	(95,324)	23,496
Derivative Expense	399,725	504,613
Change in Fair Value of Promissory Note	(5,379,269)	-
Inventory Reserve	(139,946)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(92,044)	(48,679)
Prepaid and Other	(1,512,578)	58,083
Inventory	60,205	(36,415)
Accounts Payable and Accrued Liabilities	(489,337)	(36,199)
Accrued Interest	1,267,703	2,055,810
Reduction of Lease Liability	(37,122)	(34,271)
Deferred Compensation	(100,000)	199,157
Net Cash Used in Operating Activities	(4,479,242)	(944,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(29,220)	(1,488)
Purchases of Property and Equipment	(1,823)	-
Acquisition of Intangibles	(18,283)	-
Net Cash Used in Investing Activities	(49,326)	(1,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Deferred Offering Costs	(150,420)	-
Net proceeds from IPO and Over-Allotment	6,454,325	-
Proceeds from the exercise of warrants	1,131,771	-
Proceeds from issuance of Common Stock	-	185,335
Proceeds from Notes Payable	650,000	800,000
Proceeds from Notes Payable - Related Parties	-	305,000
Repayment of Notes Payable	(1,611,111)	-
Advances from Related Parties	250,000	-
Repayment of Related Party Advances	(250,000)	-
Net Cash Provided by Financing Activities	6,474,565	1,290,335

Foreign Currency Translation Gain (Loss)	7,678	(20,850)

Change in Cash	1,953,675	323,994
Cash—Beginning of Period	264,865	115,399
Cash—End of Period	$2,218,540	$439,393

NONCASH INVESTING/FINANCING ACTIVITIES
Conversion of Debt into Common Stock	$7,989,598	$-
Conversion of Debt into Series A Preferred Stock	$10,128,500	$-
Conversion of Series A Preferred Stock into Common Stock	$270,460	$-
Common Stock Issued as Prepayment for Services	$4,916,556	$-
Additions to ROU Assets for Lease Renewal	$50,922	$-
Additions to Lease Liabilities for Lease Renewal	$50,570	$-
Conversion of 60P LLC Member Units to Common Stock	$-	$4,979,365
Debt Discount Recorded in Connection with Derivative Liabilities	$650,000	$1,105,000
Stock Issued for Payment of Deferred Compensation	$480,000	$-
Stock Issued for Acquisition of Intangibles	$33,895	$-
Fair Value of Warrants Issued to Underwriters	$301,416	$-
Reclassification of Liability-classified Warrants to Equity-classified	$838,748	$-

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

Initial Public Offering

On July 14, 2023, the Company closed its initial public offering consisting of 1,415,095 units at a price of $5.30 per unit for $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated offering expenses payable by the Company (the “IPO”). Each unit consisted of one share of common stock of the Company, par value $0.0001 per share, one tradeable warrant to purchase one share of common stock at an exercise price of $6.095 per share (a “Tradeable Warrant”), and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $6.36 per share (a “Non-tradeable Warrant”). The Tradeable Warrants and Non-Tradeable Warrants are immediately exercisable on the date of issuance and will expire five years from the date of issuance (July 12, 2023 to July 12, 2028).

The Company granted the underwriters a 45-day over-allotment option to purchase up to 212,265 shares of the Company’s common stock at a price of $5.28 per share and/or 212,265 Tradeable Warrants at a price of $0.01 per Tradeable Warrant and/or 212,265 Non-tradeable Warrants at $0.01 per Non-tradeable Warrant, or any combination thereof (the “Over-Allotment”). On July 13, 2023, the underwriters partially exercised the Over-Allotment and purchased an additional 100,644 Tradeable Warrants and 100,644 Non-tradeable Warrants. The Company also issued to the underwriters warrants to purchase 84,906 shares of the Company’s common stock, at an exercise price of $5.83 per share, which is equal to 110% of the offering price per Unit (the “Representative Warrants”). The Representative Warrants are exercisable for a period of five years from the date of issuance (July 14, 2023 to July 14, 2028).

The units were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269483), originally filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2023 (the “Registration Statement”) and the final prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the SEC on July 11, 2023. The common stock and tradeable warrants began trading on The Nasdaq Capital Market on July 12, 2023 under the symbols “SXTP” and “SXTPW,” respectively. The closing of the IPO occurred on July 14, 2023. See Note 6 for further details.

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

Management plans to fund operations of the Company through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a subsequent offering until such a time as a business combination or other profitable investment may be achieved.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of 60P and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated condensed balance sheets, consolidated condensed statements of operations and other comprehensive income (loss), consolidated condensed statements of shareholders’ and member’s equity (deficit) and consolidated condensed statements of cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 due to various factors. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2022 and 2021 and related notes thereto as contained in the Company’s Registration Statement. Certain information and footnote disclosures that would substantially duplicate the disclosures contained in the Registration Statement have been omitted.

Principles of Consolidation and Noncontrolling Interest

The Company’s consolidated condensed financial statements include the financial statements of its majority owned subsidiary 60P Australia Pty Ltd, as well as the financial statements of 60P Singapore Pty Lte, a wholly owned subsidiary of 60P Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. 60P Singapore Pty Lte was closed via dissolution as of March 31, 2022. 60P Singapore Pty Lte was originally set up to conduct research in Singapore. The entity had no assets and its liabilities were to both 60P Australia Pty Ltd, its direct owner, and 60P. Through consolidation accounting the closure of the business unit resulted in a currency exchange gain.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Noncontrolling Interest in the consolidated financial statements.

On August 2, 2023, Geoffrey Dow assigned his interest in 60P Australia Pty Ltd, of 904,436 common shares to the Company for no consideration, thereby increasing the proportional ownership of 60P, Inc. in 60P Australia Pty Ltd from 87.53% to 96.61%. The purpose of this assignment was to eliminate the related party conflict associated with Geoffrey Dow’s ultimate beneficial ownership in 60P Australia Pty Ltd being greater than that of other 60P, Inc. shareholders. The increase in the Company’s proportional interest is reflected as a contribution from noncontrolling interest in the accompanying consolidated condensed statement of shareholders’ and members’ equity (deficit).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those estimates may be material. Significant estimates include the reserve for inventory, deferred compensation, derivative liabilities, and valuation allowance for the deferred tax asset.

Gain/Loss on Debt Extinguishment

Gain or loss on debt extinguishment is generally recorded upon an extinguishment of a debt instrument or the conversion of certain of the Company’s convertible debt determined to have variable share settlement features. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs and the fair value of any related derivative instruments. In the case of debt instruments for which the fair value option has been elected, the net carrying value is equal to its fair value on the date of extinguishment and no gain or loss is recognized.

Derivative Liabilities

The Company assesses the classification of its derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of September 30, 2023, the Company’s derivative financial instruments consist of contingent payment arrangements.

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

Upon conversion or repayment of a debt or equity instrument in exchange for equity shares, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the equity shares at fair value on the date of conversion, relieves all related debt, derivative liabilities, and unamortized debt discounts, and recognizes a net gain or loss on debt extinguishment, if any.

Equity or liability instruments that become subject to reclassification under ASC Topic 815 are reclassified at the fair value of the instrument on the reclassification date.

Equity-Classified Warrants

The Company accounts for the Tradeable Warrants, the Non-tradeable Warrants, the Representative Warrants, and the Bridge Warrants (following the IPO, see Note 6) as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

IPO and Over-Allotment

The Over-Allotment option granted to the underwriters was evaluated in accordance with the guidance in ASC 480 and ASC 815 and was determined to meet all of the criteria for equity classification. The Company allocated the proceeds from the sale of the IPO units (net of offering costs incurred at closing and deferred offering costs incurred prior to the IPO) between the common stock, the Tradeable Warrants, the Non-tradeable Warrants, and the Over-Allotment, using the relative fair value method.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. 100% of receivables as of September 30, 2023, consisting of two significant customers at 78% and 22%, are outstanding from significant customers. At December 31, 2022, 98% of the Company’s receivables, consisting of three customers and two significant at 59% and 39%, were outstanding from significant customers. For the three months ended September 30, 2023, 100% of total net revenues (consisting of one significant customer) were generated by significant customers (100% for the three months ended September 30, 2022 consisting of three significant customers at 48%, 43%, and 9%). For the nine months ended September 30, 2023, 100% of the revenues were generated by the Company from significant customers, consisting of two customers at 72% and 28% (100% for the nine months ended September 30, 2022, consisting of three customers at 65%, 29%, and 6% respectively).

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

As of September 30, 2023, 0% (85% at December 31, 2022) of the Company’s non-related party debt is held by Knight Therapeutics, previously the senior secured lender and also a publicly traded Canadian company. The terms of the preferred share conversion with Knight Therapeutics currently limits the Company’s ability to access additional credit without their consent.

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

The Company recorded $263,703 and $591,569 in research and development costs expense during the three and nine months ended September 30, 2023, respectively ($182,655 and $477,106 for the three and nine months ended September 30, 2022, respectively). During the nine months ended September 30, 2023, the Company issued 525,000 common stock shares and 405,000 common stock shares as share-based payments to two nonemployees, Kentucky Technology Inc. and Florida State University Research Fund, Inc., respectively, in exchange for research and development services to be rendered to the Company in the future. The agreements with these nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state security laws, the nonemployees can sell the received equity instruments. Kentucky Technology Inc. is expected to render research and development services to identify a combination drug partner for tafenoquine over a period of one year. Florida State University Research Fund, Inc. is expected to render research and development services related to development of celgosivir over a period of up to five years. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation–Stock Compensation. At September 30, 2023, the Company recorded $2,834,148 current unamortized deferred prepaid research and development costs ($0 at December 31, 2022). Current unamortized deferred prepaid research and development costs are presented as a component of Prepaid and Other on the accompanying consolidated condensed balance sheets.

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

The inputs used to measure fair value are based on a hierarchy that prioritizes observable and unobservable inputs used in valuation techniques. These levels, in order of highest to lowest priority, are described below:

Level 1	-	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2	-	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3	-	Unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company may choose to elect the FVO for certain eligible financial instruments, such as certain Promissory Notes, in order to simplify the accounting treatment. Items for which the FVO has been elected are presented at fair value in the consolidated balance sheets and any change in fair value unrelated to credit risk is recorded in other income in the consolidated statements of operations. Changes in fair value related to credit risk are recognized in other comprehensive income. As a result of the completion of the IPO, all financial instruments for which the FVO was elected were extinguished. See Note 8 for more information on the extinguishment of the Promissory Notes.

The Company’s financial instruments recorded at fair value on a recurring basis at September 30, 2023, and December 31, 2022 include Derivative Liabilities, which are carried at fair value based on Level 3 inputs. See Note 9 for more information on Derivative Liabilities.

Liabilities measured at fair value at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Promissory Notes (including accrued interest), at fair value	$-	$-	$-	$-
Derivative Liabilities	-	-	2,174,194	2,174,194
Total	$-	$-	$2,174,194	$2,174,194

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$1,494,200	$1,494,200
Total	$-	$-	$1,494,200	$1,494,200

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

Exchange rates along with historical rates used in these financial statements are as follows:

Average Exchange Rate
	Three Months Ended September 30,		Nine Months Ended September 30,		As of
Currency	2023	2022	2023	2022	September 30, 2023	December 31, 2022
1 AUD =	0.6545 USD	0.6837 USD	0.6688 USD	0.7074 USD	0.6428 USD	0.6805 USD
1 SGD =	NA	NA	NA	1.0150 AUD*	NA	1.0230 AUD*
*Through 4/30/2022 (account closure date)

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated results of operations and comprehensive income (loss), shareholders’ and members’ equity (deficit), or cash flows.

Share-Based Payments

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan also referred to as (“2022 Plan”). The 2022 Plan and related share-based awards are discussed more fully in Note 11.

The Company measures compensation for all share-based payment awards granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The grant date is determined based on the date when a mutual understanding of the key terms of the share-based awards is established. The Company accounts for forfeitures as they occur.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions, including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends and the expected term of the option. Due to the lack of a public market for the Company’s common stock prior to the IPO and lack of company-specific historical implied volatility data, the Company has based its computations of expected volatility on the historical volatility of a representative group of public companies with similar characteristics of the Company, including stage of development and industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, to calculate the expected term for stock options, whereby, the expected term equals the midpoint of the weighted average remaining time to vest, vesting period and the contractual term of the options due to its lack of historical exercise data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Compensation expense for restricted stock units (“RSUs”) with only service-based vesting conditions is recognized on a straight-line basis over the vesting period. Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

For awards that vest upon a liquidity event or a change in control, the performance condition is not probable of being achieved until the event occurs. As a result, no compensation expense is recognized until the performance-based vesting condition is achieved, at which time the cumulative compensation expense is recognized. Compensation cost related to any remaining time-based service for share-based awards after the liquidity-based event is recognized straight-line over the remaining service period.

For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the equity instruments when they are granted. The corresponding cost is recognized as an immediate expense or a prepaid asset depending on the specific facts and circumstances of the agreement with the nonemployee.

During the nine months ended September 30, 2023 and 2022, 513,000 and 0 common stock shares, respectively, were issued as fully vested, nonforfeitable equity instruments to nonemployees. The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments. 120,000 and 100,000 of the common stock shares issued during the nine months ended September 30, 2023 were issued to Trevally, LLC and Carmel, Milazzo & Feil LLP, respectively. Before March 31, 2024, Trevally, LLC is expected to provide castanopsermine, a stable starting material to support the manufacture of good manufacturing grade (GMP)-grade celgosivir for clinical studies. Carmel, Milazzo & Feil LLP is expected to provide legal services before March 31, 2024. As of September 30, 2023, the unamortized balance of prepaid assets related to these share-based payments for which the services are expected to be rendered within one year is $1,063,235 ($0 at December 31, 2022), which is reported in Prepaid and Other on the Consolidated Condensed Balance Sheets.

Net Income (Loss) per Common Share

Net Income (Loss) per Common Share is computed by dividing net income or loss by the weighted average number of common shares outstanding during each period. For the purposes of calculating the weighted average number of common shares outstanding for periods prior to the Merger (See Note 6), each of 60P LLC’s outstanding membership units as of June 1, 2022 have been retrospectively adjusted for the equivalent number of common shares issued pursuant to the Merger. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as a reduction to net income (loss) in determining basic and diluted net earnings (loss) attributable to common stockholders.

For periods in which a loss is reported, diluted net loss per common share is the same as basic net loss per common share for those periods. Securities that could potentially dilute basic earnings per share in the future but were excluded from diluted calculation because the effect was anti-dilutive. The potential dilutive securities include: common stock warrants, stock options and unvested restricted stock units granted under the 2022 Plan.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 20, 2023, which is the date the financial statements were issued. See Note 13.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.

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

3. INVENTORY

Inventory consists of the following major classes:

	September 30, 2023	December 31, 2022
Raw Material (API)	$350,362	$397,487
Packaging	73,391	97,486
Finished Goods	108,208	183,943
Clinical Trial Supplies	149,812	63,062
Total Inventory	681,773	741,978
Reserve for Expiring Inventory	(83,454)	(223,400)
Inventory, net	$598,319	$518,578

4. PROPERTY AND EQUIPMENT

As of September 30, 2023 and December 31, 2022, Property and Equipment consists of:

	September 30, 2023	December 31, 2022
Lab Equipment	$132,911	$132,911
Computer Equipment	14,084	12,261
Furniture	3,030	3,030
Property and Equipment, at Cost	150,025	148,202
Accumulated depreciation	(146,189)	(126,902)
Property and Equipment, Net	$3,836	$21,300

Depreciation expenses for Property and Equipment for the nine months ended September 30, 2023 and 2022 were in the amount of $19,287 and $20,747, respectively ($5,485 and $6,901 for the three months ended September 30, 2023 and 2022, respectively).

5. INTANGIBLE ASSETS

As of September 30, 2023 and December 31, 2022, Intangible Assets consist of:

	September 30, 2023	December 31, 2022
Patents	$174,833	$145,613
Website Development Costs	79,248	27,070
Intangible Assets, at Cost	254,081	172,683
Accumulated Amortization	(29,034)	(8,428)
Intangible Assets, Net	$225,047	$164,255

During the three months ended September 30, 2023 and 2022, the Company capitalized website development or related costs of $12,283 and $0, respectively ($52,178 and $0 for the nine months ended September 30, 2023 and 2022, respectively), in connection with the upgrade and enhancement of functionality of the corporate website at www.60-p.com. Amortization expense for the nine months ended September 30, 2023, and 2022 was in the amount of $20,606 and $2,783, respectively ($7,414 and $1,831 for the three months ended September 30, 2023 and 2022, respectively).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of September 30, 2023:

Period	Patents	Website Development Costs
2023 (remaining three months)	$1,670	$6,604
2024	6,681	26,416
2025	6,681	23,303
2026	6,681	3,974
Thereafter	55,656	-
Total	$77,369	$60,297

The Company additionally has $83,808 in capitalized patent expenses that will be amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

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

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of September 30, 2023, 5,799,535 shares of Common Stock and 78,803 shares of Series A Preferred Stock are issued and outstanding.

Common Stock

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

In January and March 2023, the Company issued a total of 1,443,000 shares of common stock to certain vendors as payment for services rendered or to be provided to the Company.

In connection with the closing of the Company’s IPO as discussed in Note 1, the Company issued common stock as follows:

●	As a result of the effectiveness of the Registration Statement on July 11, 2023, the Company issued a total of 40,000 restricted shares of common stock to the following directors and in the amounts listed: (i) Stephen Toovey (10,000 restricted shares of common stock), (ii) Charles Allen (10,000 restricted shares of common stock), (iii) Paul Field (10,000 restricted shares of common stock) and (iv) Cheryl Xu (10,000 restricted shares of common stock), by virtue of the terms of the agreements discussed in Note 12.

●	On July 13, 2023, the Company issued 31,447 shares of common stock upon the exercise of 31,447 Bridge Warrants (as defined below).

●

On July 14, 2023, the IPO closed, and the Company issued 1,415,095 shares of common stock from the sale of units at a price of $5.30 per unit, generating $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated IPO expenses. As a result of the completion of the IPO and as required under the terms of the respective agreements, on July 14, 2023:

o	The Company issued an aggregate of 383,908 shares of common stock upon conversion of the 2022 and 2023 Bridge Notes and the Related Party Notes described in Note 8.

o	The Company issued 29,245 shares of common stock to BioIntelect as deferred equity compensation valued in the amount of $155,000.

o	The Company issued 214,934 shares of common stock upon conversion of the Xu Yu Note, including the Amendment described in Note 8.

o	The Company issued 1,108,337 shares of common stock to Knight upon conversion of the cumulative outstanding principal as of March 31, 2022 at the conversion price detailed in Note 8 (representing 19.9% of our outstanding common stock after giving effect to the IPO).

●	On July 14, 2023 the Company issued 60,000 shares of common stock upon the exercise of 60,000 Non-tradeable Warrants.

●	On July 17, 2023, the Company issued 93,000 shares of common stock upon the exercise of 93,000 Tradeable Warrants.

●	On July 25, 2023, the Company issued 45,560 shares of common stock to Knight upon conversion of 2,162 shares of Series A Preferred Stock.

Common Stock Warrants

In May 2022 and May 2023, in connection with the issuance of the Related Party Notes and the 2022 and 2023 Bridge Notes as described in Note 8, the Company issued five-year warrants to each of the noteholders with an exercise price dependent on the IPO price (collectively, the “Bridge Warrants”). The number of shares issuable upon exercise of the warrants was contingent on the number of shares issued upon conversion of the notes following the Company’s IPO. As of the closing of the Company’s IPO, the Bridge Warrants became exercisable into an aggregate of 231,917 shares of the Company’s common stock, 79,926 of which have an exercise price of $4.77 (90% of the IPO price), and 151,991 with an exercise price of $5.83 (110% of the IPO Price). Prior to the IPO, the Bridge Warrants were classified as derivative liabilities in accordance with the provisions of ASC 815 and were carried at their respective fair values. (See Note 9). In connection with the IPO, the terms of the Bridge Warrants became fixed. The Company determined the event resulted in equity classification for the Bridge Warrants and, accordingly, the Company remeasured the warrant liabilities to fair value, and reclassified the warrants to additional paid-in capital.

On July 12, 2023, the Company executed a Warrant Agent Agreement with Equity Stock Transfer, LLC, acting as warrant agent for the IPO, which sets forth the procedures for registering, transferring and exercising the Tradeable warrants and Non-tradeable warrants issued in connection with the IPO. The Company accounts for the Tradeable Warrants, the Non-tradeable Warrants, and the Representative Warrants (defined in Note 1) as equity-classified financial instruments.

There were no equity-classified warrants issued or outstanding prior to the Company’s IPO. The following table summarizes the activity for the Company’s equity-classified warrants for the three months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, June 30, 2023	-	$-	-
Reclassified from derivative liabilities	231,917	5.46	4.15
Granted	3,116,384	6.22	5.00
Exercised	(184,447)	6.14	5.00
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, September 30, 2023	3,163,854	$6.17	4.73
Total exercisable, September 30, 2023	3,163,854	$6.17	4.73

There were no warrant exercises, forfeitures, or expirations prior to the IPO. During the three months ended September 30, 2023, the Company received aggregate cash proceeds of $1,131,771 upon the exercise of 31,447 Bridge Warrants, 60,000 Non-tradeable Warrants, and 93,000 Tradeable Warrants.

Series A Preferred Stock

As described in Note 8, as a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, the Company converted the entirety of the accumulated interest on the Convertible Knight Loan as of March 31, 2022 into 80,965 shares of Series A Preferred Stock at the Conversion Price detailed below. On July 25, 2023, the Company converted 2,162 shares of Series A Preferred Stock into 45,560 shares of Common Stock at the conversion rate detailed below. No shares of Series A Preferred Stock were issued or outstanding as of December, 31, 2022.

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Voting Rights – The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends – From and after the date of issuance of any share of Seies A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. From the issuance date of the Series A Preferred Stock, or July 14, 2023 to September 30, 2023, accrued dividends on outstanding shares of Series A Preferred Stock totaled $101,538. As of September 30, 2023, the Company has not declared or paid any dividends.

Liquidation Rights – In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock then outstanding will share ratably in any distribution of the remaining assets and funds of the Company with all other stockholders as if each share of Series A Preferred Stock had been converted by the Company to Common Stock as described below.

Conversion Rights – The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

7. DEFERRED COMPENSATION

In 2020, the Company received consulting services from Biointelect Pty Ltd. of Australia (“Biointelect”) with a value of $100,000, which is payable contingent upon a future capital raise and is non-interest bearing. On May 5, 2022, the Company agreed to modify their contract with Biointelect. Previously, Biointelect potentially could earn $60,000 in deferred cash compensation and $400,000 in warrants in connection with a fundraise and other services provided. As the Company considered this compensation unlikely, it agreed to restructure by increasing the cash component to $100,000, tying $155,000 in equity compensation to an IPO or future qualifying transaction while leaving $245,000 in equity compensation with the original triggering events. As a result of the completion of the IPO and as required under the terms of the agreement with BioIntelect, the Company issued 29,245 shares of common stock to BioIntelect as deferred equity compensation and remitted payment in cash of $100,000 in full satisfaction of its obligations with respect to the services provided.

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

At the Amendment date, the Company recorded a discount of $120,683 related to the excess fair value of the Note and incurred costs with third parties directly related to the Amendment of $1,767, which are being amortized over the remaining life of the debt using the effective interest method. Amortization of the discount on the Note for the three months ended September 30, 2023 and 2022 was $3,869 and $0, respectively ($52,628 and $0 for the nine months ended September 30, 2023 and 2022, respectively). Interest expense related to the Note, for the three months ended September 30, 2023 and 2022 was $4,944 and $29,429, respectively ($66,558 and $85,242 for the nine months ended September 30, 2023 and 2022, respectively).

As a result of the completion of the IPO and as required under the terms of the Note, including the Amendment, the outstanding principal and accrued interest through March 31, 2022 converted to 214,934 shares of our common stock at a conversion rate equal to the IPO price, in full satisfaction of the outstanding debt obligation. The Company recognized a debt extinguishment gain of $223,077 upon conversion, representing the difference (i) the reacquisition price, consisting of the fair value of the common shares issued, and (ii) the net carrying value of the debt, inclusive of unamortized discounts and issuance costs, on the date of conversion.

Promissory notes are summarized as follows at September 30, 2023:

	Knight Therapeutics	Note, including amendment	Bridge Notes	Total
Promissory Notes (including accrued interest), at fair value	$-	$-	$-	$-
Promissory Notes (including accrued interest)	-	-	-	-
Less Current Maturities	-	-	-	-
Long Term Promissory Notes	$-	$-	$-	$-

Promissory notes are summarized as follows at December 31, 2022:

	Knight Therapeutics	Note, including amendment	Bridge Notes	Total
Promissory Notes (including accrued interest)	$16,319,986	$1,109,783	$535,901	$17,965,670
Less Current Maturities	16,319,986	-	535,901	16,855,887
Long Term Promissory Notes	$-	$1,109,783	$-	$1,109,783

Convertible Promissory Notes and Warrants

During May 2022, the Company executed promissory notes having a face amount of $888,889. The notes contained an original issue discount of 10% ($88,889) and debt issuance costs of $91,436, resulting in net proceeds of $708,564. These notes bear interest at 10% with a default interest rate of 15% and are unsecured. The notes were due at the earlier of one year from the issuance date or the closing of an IPO (the “2022 Bridge Notes”). In connection with the issuance of the 2022 Bridge Notes, the Company agreed to issue common stock to each noteholder equivalent to 100% of the face amount of the note divided by the IPO price per share. Additionally, each of these note holders were entitled to receive five-year (5) fully vested warrants upon the closing of the IPO, with an exercise price of 110% of the IPO price (See Note 6). In May 2023, the maturity date for the 2022 Bridge Notes was extended for an additional two months. In exchange for extension of the maturity date, the Company agreed to additional cash payments totaling $22,222 due to the holders of the 2022 Bridge Notes at maturity (the “Extension Payments”).

During May 2023, the Company executed promissory notes having an aggregate face amount of $722,222. The notes contained an original issue discount of 10% ($72,222) and the Company incurred debt issuance costs of $95,000, resulting in net proceeds to the Company of $555,000. These notes bear interest at 10% with a default interest rate of 15% and are unsecured. The notes were due at the earlier of one-year from the issuance date or the closing of an IPO (the “2023 Bridge Notes”). In connection with the issuance of the 2023 Bridge Notes, the Company also agreed to issue common stock to each note holder equivalent to 100% of the face amount of the note divided by the IPO price per share. Additionally, each of these noteholders were entitled to receive five-year (5) fully vested warrants upon the closing of the IPO, with an exercise price of 110% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the Bridge Notes and the warrants and concluded that such instruments qualify for treatment as derivative liabilities under ASC 815 and require bifurcation from the host contract. Derivative liabilities are carried at fair value at each balance sheet date, and any changes in fair value are recognized in the accompanying consolidated condensed statement of operations and comprehensive income (loss). See Note 9 for further details.

As a result of the completion of the IPO and as required under the terms of the 2022 and 2023 Bridge Notes, the Company issued the holders 303,982 shares of common stock, determined by the outstanding principal balance of each note divided by the IPO price. In addition, the Company made cash payments to the holders of the 2022 and 2023 Bridge Notes totaling $1,749,488 for the outstanding principal, accrued interest and Extension Payments (2022 Bridge Notes only), in full settlement of the outstanding debt obligations. The embedded derivative liability (conversion feature) was marked to market on the settlement date, and the Company recognized a debt extinguishment loss of $614,670 upon settlement, representing the difference between (i) the reacquisition price, consisting of cash and shares, and (ii) the net carrying value of the debt including associated derivative liabilities on the date of conversion.

Related Party Notes

During May 2022, the Company executed convertible promissory notes with the Company’s Chief Executive Officer and a family member related to the Chief Executive Officer, having an aggregate face amount of $338,889. The notes contain an original issue discount of 10% ($33,888) and debt issuance costs of $34,289, resulting in net proceeds of $270,711. These notes bear interest at 6% with a default interest rate of 15% and are unsecured. The notes were due at the earlier of one-year (1) from the issuance date or the closing of an IPO (the “Related Party Notes”). In May 2023, the maturity date for the Related Party Notes was extended for an additional two months. In exchange for extension of the maturity date, the Company agreed to additional cash payments totaling $8,472 due to the holders of the Related Party Notes at maturity (the “Extension Payments”). Upon the closing of the IPO, these notes were mandatorily convertible at a conversion rate determined at a 20% discount to the IPO price, discussed further below. Additionally, each of these note holders received five-year (5) fully vested warrants upon the closing of the IPO, with an exercise price of 90% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the Related Party Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. See Note 9 for further details.

Bridge Notes and Related Party Notes are summarized as follows at September 30, 2023 and December 31, 2022:

	2022 Bridge Notes	Related Party Notes	2023 Bridge Notes
Issuance date of promissory notes	May 2022	May 2022	May 2023
Maturity date of promissory notes	1	1	1
Interest rate	10%	6%	10%
Default interest rate	15%	15%	15%
Collateral	Unsecured	Unsecured	Unsecured
Conversion rate	2	2	2

Face amount of notes	$888,889	$338,889	$-
Less: unamortized debt discount	(407,555)	(155,443)	-
Add: accrued interest on promissory notes	54,567	11,651	-
Balance - December 31, 2022	$535,901	$195,097	$-
Face amount of notes	-	-	-
Less: unamortized debt discount	-	-	-
Add: accrued interest on promissory notes	-	-	-
Balance - September 30, 2023	$-	$-	$-

1 -	earlier of 1 year from date of issuance or closing of IPO.

2 -	see discussion above for (a) and (b)

For the nine months ended September 30, 2023 and 2022, the Company recorded amortization of debt discounts, including issuance costs, of $670,550 and $453,063, respectively.

As a result of the completion of the IPO and as required under the terms of the Related Party Notes, the entirety of the outstanding principal balance converted to 79,926 shares of common stock at a conversion rate equal to 80% of the IPO price, fully satisfying the Company’s obligations with respect to the principal amount. In addition, the Company made cash payments to the related party holders totaling $31,968 in full settlement of the outstanding accrued interest and Extension Payments. The Company recognized a final mark to market adjustment of the embedded derivative liability (conversion feature), and as a result, no gain or loss was recognized on the debt extinguishment.

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

A reconciliation of the beginning and ending balances for the Convertible Knight Note, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2023:

Convertible Knight Note, at fair value
Promissory Notes, at fair value at December 31, 2022	$-
Fair value at modification date - January 9, 2023	21,520,650
Fair value - mark to market adjustment	(339,052)
Accrued interest recognized	634,243
Promissory Notes, at fair value at March 31, 2023	$21,815,841
Fair value - mark to market adjustment	1,064,849
Accrued interest recognized	659,306
Promissory Notes, at fair value at June 30, 2023	$23,539,996
Fair value - mark to market adjustment	(6,105,066)
Extinguishment of Promissory Notes	(17,434,930)
Promissory Notes, at fair value at September 30, 2023	$-

As a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, the cumulative outstanding principal as of March 31, 2022 converted to 1,108,337 shares of common stock (representing 19.9% ownership of the Company’s common stock after giving effect to the IPO). In addition, the entirety of the accumulated interest as of March 31, 2022 converted into 80,965 shares of Series A Preferred Stock at the conversion rate detailed above, in full satisfaction of the Company’s obligations with respect to the accumulated interest. Upon consummation of the IPO and under the terms of the Knight Debt Conversion Agreement, the Company became obligated to the contingent milestone payments and the accumulated Royalty discussed above, which value was included in the reacquisition price of the debt upon extinguishment. The Company recognized a final mark-to-market adjustment of $6,106,066 to adjust the Convertible Knight Loan to its fair value on the date of settlement, and as a result, no gain or loss was recognized on the debt extinguishment.

The Company performed an evaluation of the contingent payment features and concluded that the contingent milestone payment is a freestanding financial instrument that meets the definition of a derivative under ASC 815, and accordingly, the fair value of the derivative liability is marked to market each reporting period until settled. The future Royalty payment due to Knight was determined to be an embedded component of the Series A Preferred Stock, however is exempt from derivative accounting under the ASC 815 scope exception for specified volumes of sales or service revenues. Therefore, the Company accrues a royalty expense within cost of sales as sales are made.

Debenture

On April 24, 2019, 60P entered into the Knight debenture of $3,000,000 with an original issue discount of $2,100,000, which was being amortized using the effective interest method. The Company subsequently restructured the Knight Loans, including the debenture, pursuant to the Knight Debt Conversion Agreement (see above). $13,696 of the original issue discount was amortized to interest expense in 2023 prior to the amendment ($368,091 during the nine months ended September 30, 2022) and the unamortized original issue discount at September 30, 2023 was $0 ($279,061 at December 31, 2022) as a result of the debt conversion (discussed above), which was accounted for as a debt extinguishment.

The Knight debenture as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Original Debenture	$-	$3,000,000
Unamortized debt discount	-	(279,061)
Debenture Prior to Accumulated Interest	-	2,720,939
Accumulated Interest	-	1,555,670
Debenture	$-	$4,276,609

SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. The Company was committed to make $731 monthly payments first due June 4, 2021. On March 31, 2021, the SBA announced the deferment period has been extended an additional eighteen months. Thus, the Company was first obligated to start making interest payments of $731 on November 4, 2022. The balance as of September 30, 2023 is $161,366 ($163,022 at December 31, 2022). The current maturity at September 30, 2023 is $8,772 and the long-term liability is $152,594 ($2,750 and $160,272 at December 31, 2022, respectively).

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2023 (remaining three months)	$-
2024	-
2025	-
2026	-
2027	2,804
Thereafter	147,196
Total	$150,000

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

9. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income/expense as the change in fair value of derivative liabilities. As discussed in Note 8 above, certain of the Company’s bridge shares, warrants and convertible notes (containing an embedded conversion feature) were previously accounted for as derivative liabilities. The bridge shares and related conversion features were derecognized upon conversion on the date of the IPO. The Bridge Warrants (defined in Note 6) were previously accounted for as derivative liabilities as there was an unknown exercise price and number of shares associated with each instrument. In connection with the IPO, the terms of the Bridge Warrants became fixed. The Company determined the event resulted in equity classification for the Bridge Warrants. Accordingly, the Company remeasured the warrant liabilities to fair value, and reclassified the warrants to additional paid-in capital on the IPO date. As of September 30, 2023, derivative liabilities consist of the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control (See Note 8). The valuation of the contingent milestone payment includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields.

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

Derivative expense recorded during the three and nine months ended September 30, 2022 is summarized as follows:

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

Derivative expense recorded during the three and nine months ended September 30, 2023 is summarized as follows:

Commitment Date	May 8, 2023
Fair value of derivative liabilities	$954,725
Less: face amount of debt	(555,000)
Derivative expense	$399,725

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30, 2023 and December 31, 2022:

	Bridge Shares	Warrants	Convertible Notes Payable	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2022	$834,352	$578,164	$81,684	$-	$1,494,200
Fair value - mark to market adjustment	4,902	1,689	(1,457)	-	5,134
Derivative liabilities - March 31, 2023	$839,254	$579,853	$80,227	$-	$1,499,334
Fair value - commitment date	680,276	274,449	-	-	954,725
Fair value - mark to market adjustment	8,896	(17,009)	145	-	(7,968)
Derivative liabilities - June 30, 2023	$1,528,426	$837,293	$80,372	$-	$2,446,091
Fair value - mark to market adjustment prior to conversion or reclassification	(105,790)	1,455	(45,207)	-	(149,542)
Conversion of convertible promissory notes	(1,422,636)	-	(35,165)	-	(1,457,801)
Reclassification of warrants to equity	-	(838,748)	-	-	(838,748)
Recognition of contingent milestone liability	-	-	-	2,117,142	2,117,142
Fair value - mark to market adjustment	-	-	-	57,052	57,052
Derivative liabilities - September 30, 2023	$-	$-	$-	$2,174,194	$2,174,194

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30, 2022 and December 31, 2021:

	Bridge Shares	Warrants	Convertible Notes Payable	Total
Derivative liabilities - December 31, 2021	$-	$-	$-	$-
Fair value - commitment date	823,687	565,007	95,194	1,483,888
Fair value - mark to market adjustment	664	2,932	(2,595)	1,001
Derivative liabilities - June 30, 2022	$824,351	$567,939	$92,599	$1,484,889
Fair value - mark to market adjustment	1,352	25,869	(4,726)	22,495
Derivative liabilities - September 30, 2022	$825,703	$593,808	$87,873	$1,507,384

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying consolidated condensed statements of operations and comprehensive income (loss). During the nine months ended September 30, 2023, the Company recorded a net change in the fair of derivative liabilities of ($95,324). From the commitment date of May 8, 2022 to September 30, 2022, the Company recorded a net change in the fair value of derivative liabilities of $23,496.

On the respective commitment dates (Day 1 valuation), the fair value of the Company’s potential future issuances of common stock related to common stock issued with promissory notes, warrants and embedded conversion features in convertible promissory notes was established with an estimate using the Monte Carlo Simulation Model to compute fair value. The Monte Carlo simulation requires the input of assumptions, including our stock price, the volatility of our stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considered the probability of the occurrence or nonoccurrence of an IPO within the terms of liability-classified financial instruments, as an IPO could potentially impact the settlement.

At each subsequent reporting period, we have remeasured the fair value of liability-classified bridge shares, warrants and embedded conversion features in convertible promissory notes using the Monte Carlo simulation. The assumptions used to perform the Monte-Carlo Simulation as of the respective commitment dates, as well as December 31, 2022 were as follows:

Commitment Dates	May 2023	May 2022
Stock price	$5.30	$5.00
Volatility	115.1%	99.7%
Expected term (in years) - Notes	0.99	1.00-1.03
Expected term (in years) - Warrants	4.99	5.00
Risk-free interest rate	4.80%	2.76% - 2.84%
Dividend yield	0%	0%
IPO probability (prior to note maturity date)	95%	95%

Mark to Market	December 31, 2022
Stock price	$5.00
Volatility	101.9%
Expected term (in years) - Notes	0.39 - 0.41
Expected term (in years) - Warrants	4.39
Risk-free interest rate	4.06%
Dividend yield	0%
IPO probability (prior to note maturity date)	95%

10. INCOME TAXES

The Company did not record a federal income tax provision or benefit for each of the three and nine months ended September 30, 2023 and 2022 due to losses. The Company recorded a provision for income taxes for DC of $63 and $189 for the three and nine months ended September 30, 2023, respectively, thereby reflecting the minimum statutory tax due ($250 and $750 for the three and nine months ended September 30, 2022, respectively).

11. SHARE-BASED COMPENSATION

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. As of September 30, 2023, the maximum shares available under the 2022 Plan is equal to 238,601.

Stock Grants

On July 11, 2023, the Company recognized $187,196 of share-based compensation expense upon the issuance of 40,000 shares of common stock to the Company’s Board of Directors, by virtue of the terms of the agreements described in Note 12, which is reflected in general and administrative expenses in the consolidated condensed statement of operations.

Stock Options

The Company grants stock options to employees, non-employees, and Directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the Nasdaq Capital Market on the date that the options are granted. Options granted generally have a term of five years from the grant date and vest over periods ranging from one to five years. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model.

The following table summarizes the significant assumptions used in determining the fair value of options granted for the three and nine months ended September 30, 2023:

2023
Weighted-average grant date fair value	$3.42
Risk-free interest rate	4.25% - 4.33%
Expected volatility	105.0% - 110.0%
Expected term (years)	3.18 - 3.76
Expected dividend yield	0.00%

Upon the Closing of the IPO on July 12, 2023, the Company granted an aggregate of 607,924 stock options to directors and executives, with a weighted average exercise price of $4.75. There were no stock options granted, issued, or outstanding prior to the IPO. For the three and nine months ended September 30, 2023, the Company recognized $233,728 of compensation expense related to stock option awards ($0 for the three and nine months ended September 30, 2022).

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

Upon the Closing of the IPO on July 12, 2023, the Company granted an aggregate of 32,000 RSUs to directors of the Company. No RSUs were granted, vested, or outstanding prior to the IPO. For the three and nine month periods ended September 30, 2023, the Company recognized $37,338 of compensation expense related to the vesting of 8,000 RSUs ($0 and 0 shares, respectively, for the three and nine months ended September 30, 2022). These shares are excluded from the number of shares outstanding at September 30, 2023 as the shares have not yet been legally issued.

12. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments on a discounted and undiscounted basis under the Company’s operating lease are as follows:

Undiscounted Cash Flows
Discount rate	15.00%

2023 (remaining three months)	$13,992
2024	13,992
Thereafter	-
Total undiscounted minimum future payments	27,984
Imputed interest	(1,184)
Total operating lease payments	26,800
Short-term lease liabilities	26,800
Long-term lease liabilities	$-

Other information related to our operating lease is as follows:

September 30, 2023
Weighted average remaining lease term (in years)	0.50
Weighted average discount rate	15.00%

Operating lease costs were in the amount of $13,859 and $12,974 for the three months ended September 30, 2023, and September 30, 2022, respectively ($41,225 and $38,921 for the nine months ended September 30, 2023, and September 30, 2022, respectively).

Board of Directors

In November and December 2022, the Company signed agreements with four director nominees (Cheryl Xu, Paul Field, Charles Allen and Stephen Toovey) which come into effect on the date the Company’s Registration Statement is declared effective. As described in Note 1, the Company’s Registration Statement was declared effective on July 11, 2023. Each director is entitled to receive cash compensation of $11,250 quarterly. In addition, the two non-audit committee chairs (Toovey, Field) will receive $1,250 per quarter and the audit committee chair (Allen) will receive an additional $2,000 per quarter. On July 11, 2023, each director received (i) a one-off issuance of 10,000 shares of common stock, (ii) a fully vested, non-qualified option to purchase 9,434 shares of common stock at an exercise price of $5.30 per share, (iii) a non-qualified option to purchase 7,547 shares of common stock at an exercise price of $5.30 per share, which vests 100% one year from the date of grant, and (iv) restricted stock units covering 8,000 shares of the Company’s common stock which vest in equal quarterly installments over one year from the date of grant. See Note 11 for further details.

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

Following the Company’s IPO and the conversion of the outstanding debt pursuant to the Knight Debt Conversion Agreement as discussed in Note 8, the Company is obligated to pay Knight a contingent milestone payment of $10 million if the Company sells Arakoda™ or if a Change of Control occurs. The Company accounts for the contingent milestone payment as a derivative liability (See Note 9).

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 20, 2023, which is the date the financial statements were issued.

On October 6, 2023, the Company’s Board of Directors decided that its subsidiary, 60P Australia Pty Ltd., will not re-submit its investigational new drug (“IND”) application for ACLR8-LR, a Phase IIB study of tafenoquine compared to placebo in patients with mild to moderate COVID-19 disease and low risk of disease progression. The decision was in response to recent comments received from the U.S. Food and Drug Administration (“FDA”). As a result, the Company expects a return of the deposited funds from the contract research organization engaged for the suspended trial of approximately $820,000, of which $419,755 was received on November 9, 2023.

The Company decided it will instead prepare to conduct a Phase IIA study of tafenoquine in hospitalized babesiosis patients. On November 1, 2023, the Company submitted a request for a Type C meeting with FDA under its malaria IND 129656. That meeting is scheduled for January 15, 2024.

On November 2, 2023, the Company received a letter from The Nasdaq Capital Market stating that for the 30 consecutive business days ending on November 1, 2023, the Company’s common stock had not maintained the minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market. The Company was provided an initial period of 180 calendar days, or until April 30, 2024, to regain compliance. If the Company cannot regain compliance during the compliance period or any subsequently granted compliance period, the common stock and warrants of the Company may be subject to delisting.

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

We believe that the pathway to profitability lies through establishment of additional therapeutic indications for Arakoda, active marketing of Arakoda for the malaria indication, the phased establishment of a commercial sales team, and in-licensing of additional complementary commercial or near commercial-stage products. To this end, we have made two important decisions. The first is to hire a Chief Commercial Officer who will lead our efforts to grow sales of Arakoda. The second, in light of the indefinite suspension of our COVID-19 study, we have instead begun planning activities to conduct a Phase II study of the Arakoda regimen of tafenoquine in hospitalized babesiosis patients in 2024. Other supporting activities referenced below and elsewhere in this document will be conducted as resources permit.

Business Developments

The following highlights material events or developments in our business during the quarter ended September 30, 2023:

●	In July 2023, we announced that the Canadian Intellectual Property Office (CIPO) has issued us a patent covering the use of novel regimens of tafenoquine for the prevention of malaria in malaria-naive individualsthe following events occurred:.

o	We entered into the Underwriting Agreement with WallachBeth Capital LLC (the “Underwriter”) relating to our initial public offering (“IPO”) of which consisted of the offering and sale of 1,415,095 units at a public offering price of $5.30 per unit, with each unit consisting of (i) one share of our common stock, (ii) one tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.095 per share and (iii) one non-tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.36 per share. We granted the Underwriter warrants to purchase a total of 84,906 shares of our common stock and also granted the Underwriter a 45-day over-allotment option to purchase up to 212,265 shares of our common stock at a price of $5.28 per share and/or 212,265 tradeable warrants at a price of $0.01 per tradeable warrant and/or 212,265 non-tradeable warrants at $0.01 per non-tradeable warrant, or any combination thereof.

o	The shares of our common stock and tradeable warrants began trading on The Nasdaq Capital Market under the symbols “SXTP” and “SXTPW,” respectively.

o	The Underwriter partially exercised the over-allotment option and purchased an additional 100,644 tradeable warrants and 100,644 non-tradeable warrants.

o	We closed the IPO and received $6,454,325 in net proceeds from the IPO after deducting the underwriting discount and commission and other IPO expenses.

o	As a result of the effectiveness of the Registration Statement, we issued a total of 40,000 restricted shares of common stock to our directors, and in connection with the closing of the IPO, we (i) issued 29,245 restricted shares of our common stock to BioIntelect Pty Ltd as deferred equity compensation valued in the amount of $155,000, (ii) made debt repayments in the aggregate amount equal to approximately $1.95 million, (iii) issued 214,934 restricted shares of our common stock to Xu Yu as a result of the conversion of outstanding principal and accrued interest owed to Xu Yu; and (iv) issued 1,108,337 restricted shares of common stock and 80,965 shares of our Series A Preferred Stock to Knight Therapeutics International S.A. (formerly known as Knight Therapeutics (Barbados) Inc.) (“Knight”) upon conversion of debt owed to Knight.

o	We issued an aggregate of 184,447 shares of our common stock for cash proceeds totaling approximately $1.1 million upon exercise of (i) 31,447 bridge warrants at an exercise price of $5.83, (ii) 93,000 tradeable warrants at an exercise price of $6.095 and (iii) 60,000 non-tradeable warrants at an exercise price of $6.36.

We announced that the Canadian Intellectual Property Office (CIPO) has issued us a patent covering the use of novel regimens of tafenoquine for the prevention of malaria in malaria-naive individuals.

●	In August 2023, we announced that the United States Patent and Trademark Office has awarded us a patent covering the use of tafenoquine for prevention of Plasmodium falciparum malaria.

●	In September 2023, we announced that we withdrew our IND to determine whether moving forward with the COVID-19 study as originally planned was feasible since we believe that conducting a clinical trial in the United States was practically unfeasible, and it may be difficult to conduct a study in an ex U.S. jurisdiction that would be considered as a valid study by the FDA.

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

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

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

In addition, in October 2023, geopolitical tensions escalated with the conflict in the Middle East, which has elevated the uncertainty of economic growth and stability in the U.S. and global markets, of which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. Any such event may in turn have a material and adverse effect on our business, results of operations and financial position.

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

Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding any future outbreak of COVID-19 and the actions taken by government authorities and other entities to contain any future outbreak of COVID-19 or treat its impact, almost all of which are beyond our control. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

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

Cost of Revenues, Gross Loss, and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, manufacturing related costs incurred in the production process, inventory write-downs, labor and overhead.

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

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted R&D services and costs associated with preparation for our now halted COVID-19 clinical trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and amortized over the service period, as the services are provided. We have also issued shares of our common stock in exchange for services to be used in our operations.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries, advertising and promotion expenses, professional services fees, such as consulting, audit, accounting and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.

Interest and Other Income (Expense), Net

Interest expense consists of accrued interest on our outstanding debt obligations and related amortization of debt discounts and deferred issuance costs. Components of other expense include changes in the fair value of financial instruments, losses on extinguishments of debt, and other miscellaneous income (expense). We now have interest income as a result of the IPO as certain cash proceeds are invested in Federal Deposit Insurance Corporation backed interest bearing accounts.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Product Revenues – net of Discounts and Rebates	$51,188	$168,185	$127,892	$260,382
Cost of Revenues	71,196	92,281	328,293	269,535
Gross Revenue (Loss)	(20,008)	75,904	(200,401)	(9,153)
Research Revenues	75,566	150,262	82,974	259,669
Net Revenue (Loss)	55,558	226,166	(117,427)	250,516
Operating Expenses:
Research and Development	263,703	27,655	591,569	322,106
General and Administrative Expenses	1,313,617	413,627	2,551,426	994,157
Total Operating Expenses	1,577,320	441,282	3,142,995	1,316,263

Loss from Operations	(1,521,762)	(215,116)	(3,260,422)	(1,065,747)

Interest Expense	(40,106)	(1,215,978)	(2,281,191)	(2,883,714)
Derivative Expense	-	-	(399,725)	(504,613)
Change in Fair Value of Derivative Liabilities	92,490	(22,495)	95,324	(23,496)
Loss on Debt Extinguishment	(391,593)	-	(1,231,480)	-
Change in Fair Value of Promissory Note	6,105,066	-	5,379,269	-
Other Income (Expense), net	(70,490)	3,172	(69,169)	(29,810)
Total Interest and Other Income (Expense), net	5,695,367	(1,235,301)	1,493,028	(3,441,633)
Income (Loss) from Operations before Provision for Income Taxes	4,173,605	(1,450,417)	(1,767,394)	(4,507,380)
Provision for Income Taxes	63	250	189	750
Net Income (Loss) including Noncontrolling Interest	4,173,542	(1,450,667)	(1,767,583)	(4,508,130)
Net Loss – Noncontrolling Interest	(9,656)	(3,172)	(14,165)	(1,454)
Net Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	$4,183,198	$(1,447,495)	$(1,753,418)	$(4,506,676)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	100.00%	100.00%
Cost of Revenues	139.09	54.87	256.70	103.52
Gross Revenue (Loss)	(39.09)	45.13	(156.70)	(3.52)
Research Revenues	147.62	89.34	64.88	99.73
Net Revenue (Loss)	108.54	134.47	(91.82)	96.21
Operating Expenses:
Research and Development	515.17	16.44	462.55	123.71
General and Administrative Expenses	2,566.26	245.94	1,994.98	381.81
Total Operating Expenses	3,081.43	262.38	2,457.54	505.51

Loss from Operations	(2,972.89)	(127.90)	(2,549.36)	(409.30)

Interest Expense	(78.35)	(723.00)	(1,783.69)	(1,107.49)
Derivative Expense	-	-	(312.55)	(193.80)
Change in Fair Value of Derivative Liabilities	180.69	(13.38)	74.53	(9.02)
Loss on Debt Extinguishment	(765.01)	-	(962.91)	-
Change in Fair Value of Promissory Note	11,926.75	-	4,206.10	-
Other Income (Expense), net	(137.71)	1.89	(54.08)	(11.45)
Total Interest and Other Income (Expense), net	11,126.37	(734.49)	1,167.41	(1,321.76)
Income (Loss) from Operations before Provision for Income Taxes	8,153.48	(862.39)	(1,384.94)	(1,731.06)
Provision for Income Taxes	0.12	0.15	0.15	0.29
Net Income (Loss) including Noncontrolling Interest	8,153.36	(862.54)	(1,382.09)	(1,731.35)
Net Loss – Noncontrolling Interest	(18.86)	(1.89)	(11.08)	(0.56)
Net Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	8,172.22%	(860.66)%	(1,371.01)%	(1,730.79)%

Comparison of the Three Months Ended September 30, 2023, and 2022

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Revenue (Loss), and Gross Margin

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$51,188	$168,185	$(116,997)	(69.56)%
Cost of Revenues	71,196	92,281	(21,085)	(22.85)
Gross Revenue (Loss)	$(20,008)	$75,904	$(95,912)	(126.36)%
Gross Margin %	(39.09)%	45.13%

Product Revenues - net of Discounts and Rebates

Our product revenues – net of discounts and rebates were $51,188 for the three months ended September 30, 2023, as compared to $168,185 for the three months ended September 30, 2022. For the three months ended September 30, 2023, our U.S. pharmaceutical distributor accounted for 100% of our total net product sales (37% for the three months ended September 30, 2022). The decrease in gross product sales is primarily due to no sales of Arakoda/Kodatef internationally in the three months ended September 30, 2023. In the three months ended September 30, 2022, $105,840 in net sales was recognized internationally. Domestically, gross product revenues increased from $62,345 for the three months ended September 30, 2022 to $151,340 for the three months ended September 30, 2023.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates are offered to our 3PL partner amounting to 11% along with a fixed monthly fee. The product is then transferred normally to one of the three large U.S. pharmaceutical distributors where rebates range from 10-15%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 15% to 39.75% depending on the amount of coverage provided. For the three months ended September 30, 2023, discounts and rebates were $76,441 compared to $13,779 for the three months ended September 30, 2022.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the three months ended September 30, 2022, 159 boxes were sold to pharmacies and dispensaries. Sales volume increased by 246% to 550 boxes to pharmacies and dispensaries for the three months ended September 30, 2023. This growth in sales volumes may be a combination of both natural organic growth, the reduction in the wholesale acquisition cost of $285 per box to $235 per box effective January 2023, and increased prescribing by doctors of Arakoda off-label for usage treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties to the growth in discounts and rebates previously discussed. Sales down the supply chain to end users increase discounts and rebates more than sales into the supply chain.

Kodatef sales to our distributor Biocelect in Australia for the three months ended September 30, 2023 were $0 ($87,840 for the three months ended September 30, 2022). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. As of September 30, 2023, no profit share has been due to us and also ($0 for the three months ended September 30, 2022).

Cost of Revenues, Gross Revenue (Loss), and Gross Margin

The cost of goods sold was $71,196 for the three months ended September 30, 2023, as compared to $92,281 for the three months ended September 30, 2022. The decrease in cost of goods sold is primarily due to the fact that in the three months ending on September 30, 2023 there were no COGS associated with international sales ($35,374 in international COGS for the three months ending September 30, 2022). The Gross Margin % fell to (39.09)% for the three months ended September 30, 2023 from 45.13% for the three months ended September 30, 2022. This is due to the current low sales volume and the fixed part of cost of goods. As the sales volume continues to grow the gross margin will improve as the variable cost of goods of each unit sold is substantially less than the sales price.

Other Operating Revenues

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research Revenues	$75,566	$150,262	(74,696)	(49.71)%

The research revenues earned by us were $75,566 for the three months ended September 30, 2023, as compared to $150,262 for the three months ended September 30, 2022. Our research revenues for the period ended September 30, 2023 consists entirely of research revenues from the Australian Tax Authority for research activities conducted in Australia, whereas most of the revenue for the three months ended September 30, 2022 was from the remnants of the COVID-19 grant.

Operating Expenses

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research and Development	$263,703	$27,655	$236,048	853.55%
General and Administrative Expenses	1,313,617	413,627	899,990	217.58
Total Operating Expenses	$1,577,320	$441,282	$1,136,038	257.44%

Research and Development

Research and development costs increased during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. Research and development costs incurred during the three months ended September 30, 2022 related to our Phase II clinical trial to assess the safety and efficacy of Tafenoquine for the treatment of mild to moderate COVID-19 disease, which was completed in the third quarter of 2022. During the three months ended September 30, 2023, we incurred initial costs related to our Phase II B clinical trial, which has now been put on hold. Direct COVID-19-related trial costs are 82% of the costs for the three months ended September 30, 2023 at $216,567 and (78)% of the costs for the three months ended September 30, 2022 at $(21,507) due to a refund from the clinical research organization conducting the trial on our behalf.

General and Administrative Expenses

For the three months ended September 30, 2023, our general and administrative expenses increased by 217.58% or $899,990 from the three months ended September 30, 2022. During the three months ended September 30, 2023, we incurred significantly higher compensation expenses as a result of compensation agreements with our directors and executives, which came into effect on the date of our IPO. Pursuant to these agreements, we recognized $458,266 in stock-based compensation and $49,500 in cash compensation during the three months ended September 30, 2023 ($0 and $0 for the three months ended September, 30, 2022, respectively). Additionally, during the three months ended September 30, 2023, we incurred higher legal and professional fees, insurance expenses, and investor-related outreach expenses when compared to the three months ended September 30, 2022.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Interest Expense	$(40,106)	$(1,215,978)	$1,175,872	(96.70)%
Change in Fair Value of Derivative Liabilities	92,490	(22,495)	114,985	(511.16)
Loss on Debt Extinguishment	(391,593)	-	(391,593)	NA
Change in Fair Value of Promissory Note	6,105,066	-	6,105,066	NA
Other Income (Expense), net	(70,490)	3,172	(73,662)	(2,322.26)
Total Interest and Other Income (Expense), net	$5,695,367	$(1,235,301)	$6,930,668	(561.05)%

Interest Expense

For the three months ended September 30, 2023, we recognized $40,106 of interest expense ($1,215,978 for the three months ended September 30, 2022). The decrease in interest expense is the result of the settlement or conversion of our outstanding debt obligations upon the closing of our IPO on July 14, 2023. Cash paid for interest expense was $171,807 and $0 for the three months ended September 30, 2023 and September 30, 2022, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2023, we recognized a change in fair value of derivative liabilities of $92,490 and ($22,495) for the three months ended September 30, 2022.

Loss on Debt Extinguishment

For the three months ended September 30, 2023, we recognized a $391,593 net loss on debt extinguishment (none for the three months ended September 30, 2022). The increase is related, in part, to a total $614,670 loss recognized upon extinguishment of our interim bridge financing notes, all of which were settled or converted upon our IPO in July 2023. The net amount for the three months ended September 30, 2023 was partially offset by a debt extinguishment gain of $223,077 recognized on conversion of the Xu Yu promissory note on the date of our IPO.

Change in Fair Value of Promissory Note

For the three months ended September 30, 2023, we recognized a $6,105,066 gain related to the change in the fair value of the promissory note with Knight, which was held at fair value. The gain relates to the mark to market adjustment recognized immediately prior to the automatic conversion of the outstanding debt obligation into our equity shares upon the closing of our IPO. Our cumulative debt outstanding with Knight was not measured at fair value on a recurring basis prior to the Knight Debt Conversion Agreement executed in January 2023, hence we recorded a $0 change in fair value for the three months ended September 30, 2022.

Other Income (Expense), net

For the three months ended September 30, 2023, we recognized $70,490 in other expense compared to $3,172 in other income for the three months ended September 30, 2022. For the three months ended September 30, 2023, $48,236 was recognized in other expense due to a one-time write off of an uncollectible receivable from our 3PL for an uninvoiced return.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Loss, and Gross Margin

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Product Revenues - net of Discounts and Rebates	$127,892	$260,382	$(132,490)	(50.88)%
Cost of Revenues	328,293	269,535	58,758	21.80
Gross Loss	$(200,401)	$(9,153)	$(191,248)	2,089.46%
Gross Margin %	(156.70)%	(3.52)%

Product Revenues - net of Discounts and Rebates

Our product revenues – net of discounts and rebates were $127,892 for the nine months ended September 30, 2023, as compared to $260,382 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our Australian distributor accounted for 0% (34% for the nine months ended of September 30, 2022), and our U.S. distributor accounted for 100% of our total net product sales (59% for the nine months ended September 30, 2022). While our domestic sales volume increased over the same periods, the decrease is due to a reduction in international sales from $105,840 to none.

For the nine months ended September 30, 2023, discounts and rebates were $124,090 compared to $38,478 for the nine months ended September 30, 2022. This reflects both greater sales volume and the new contract with our 3PL partner at the beginning of 2023 in which both the percentage and fixed fee rebates increased.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the nine months ended September 30, 2022, 386 boxes were sold to pharmacies and dispensaries. Sales volume increased 174% to 1,059 boxes to pharmacies and dispensaries for the nine months ended September 30, 2023. The increase in commercial sales volume reflects the response to the reduction of our wholesale acquisition cost of $285 per box to $235 per box effective January 2023 and increased prescribing by doctors of Arakoda off-label for usage treatment of babesiosis.

Kodatef sales to our distributor Biocelect in Australia for the nine months ended September 30, 2023 were none ($87,840 for the nine months ended September 30, 2022). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. As of September 30, 2023, $54,166 was paid ($0 for the nine months ended September 30, 2022).

During the first nine months of 2022, we recorded our first sale of Arakoda/Kodatef to our European distributor Scandinavian Biopharma Distribution AB. We did not record sales of Arakoda/Kodatef to the distributor during the first nine months of 2023. Product will be distributed there on a named patient basis. As in Australia a profit distribution share is possible depending on the retail price established.

Cost of Revenues, Gross Loss, and Gross Margin

The cost of goods sold was $328,293 for the nine months ended September 30, 2023, as compared to $269,535 for the nine months ended September 30, 2022. The increase in cost of goods sold is primarily due to a greater allowance for expiring inventory. The Gross Margin % fell to (156.70)% for the nine months ended September 30, 2023 from (3.52)% for the nine months ended September 30, 2022. This is partially due to the fixed part of cost of goods. As the sales volume continues to grow the gross margin will improve as the variable cost of goods of each unit sold is substantially less than the sales price. However, right now the allowance required for expiring inventory provides the largest negative impact to Gross Margin.

Other Operating Revenues

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research Revenues	$82,974	$259,669	$(176,695)	(68.05)%

The research revenues earned by us were $82,974 for the nine months ended September 30, 2023, as compared to $259,669 for the nine months ended September 30, 2022. Our research revenues have historically been derived mostly from a single, awarded research grant in the amount of $4,999,814 at the beginning of December 2020 (with an additional $720,000 awarded in February of 2021) from the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (which may be referred to as “JPEO”) to study Arakoda in mild-to-moderate COVID-19 patients. A majority of the study was completed in 2021 with the planned lab data analysis and the submission of the final study report completed during the first nine months of 2022. We also earn research revenues from the Australian Tax Authority for research activities conducted in Australia. The research rebate revenue was $82,974 for the nine months ended September 30, 2023 compared to $14,499 during the nine months ended September 30, 2022.

Operating Expenses

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Research and Development	$591,569	$322,106	$269,463	83.66%
General and Administrative Expenses	2,551,426	994,157	1,557,269	156.64
Total Operating Expenses	$3,142,995	$1,316,263	$1,826,732	138.78%

Research and Development

Research and development costs increased during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. Research and development costs incurred during the nine months ended September 30, 2022 related to our Phase II clinical trial to assess the safety and efficacy of Tafenoquine for the treatment of mild to moderate COVID-19 disease, which was completed in the third quarter of 2022. During the nine months ended September 30, 2023, we incurred initial costs related to our Phase II B clinical trial, which has now been halted. Direct COVID-19-related trial costs are 85% of the costs for the nine months ended September 30, 2023 at $504,711 and 49% of the costs for the nine months ended September 30, 2022 at $157,892.

General and Administrative Expenses

For the nine months ended September 30, 2023, our general and administrative expenses increased by 156.64% or $1,557,269 over the nine months ended September 30, 2022. During the nine months ended September 30, 2023 we spent substantially more for legal, accounting, and audit fees at $669,010 (up from $186,280 for the nine months ended September 30, 2022). Additionally, during the nine months ended September 30, 2023, we incurred $417,620 of investor outreach expenses, $458,266 of stock-based compensation expense, $64,280 of advertising and promotion expenses, and $198,618 of pharmacovigilance monitoring costs (up from $10,100, $155,000, $5,731, and $48,000 for the nine months ended September 30, 2022, respectively).

Interest and Other Income (Expense), Net

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2023	2022	$ Change	% Change
Interest Expense	$(2,281,191)	$(2,883,714)	$602,523	(20.89)%
Derivative Expense	(399,725)	(504,613)	104,888	(20.79)
Change in Fair Value of Derivative Liabilities	95,324	(23,496)	118,820	(505.70)
Loss on Debt Extinguishment	(1,231,480)	-	(1,231,480)	NA
Change in Fair Value of Promissory Note	5,379,269	-	5,379,269	NA
Other Income (Expense), net	(69,169)	(29,810)	(39,359)	132.03
Total Interest and Other Income (Expense), net	$1,493,028	$(3,441,633)	$4,934,661	(143.38)%

Interest Expense

For the nine months ended September 30, 2023, we recognized $2,281,191 of interest expense ($2,883,714 for the nine months ended September 30, 2022). The decrease in interest expense is the result of the settlement or conversion of our outstanding debt obligations upon the closing of our IPO on July 14, 2023. Cash paid for interest expense was $176,924 and $731 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Derivative Expense

For the nine months ended September 30, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We recognized $504,613 of derivative expense during the nine months ended September 30, 2022 from the bridge funding raise in May 2022, generating $979,275 in net proceeds. The decrease in derivative expense is related to the initial fair value of the related derivative liabilities in excess of the cash proceeds received.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2023, we recognized a net change in fair value of derivative liabilities of $95,324 and ($23,496) for the nine months ended September 30, 2022.

Loss on Debt Extinguishment

For the nine months ended September 30, 2023, we recognized a $1,231,480 net loss on debt extinguishment (none for the nine months ended September 30, 2022). The increase is related, in part to the conversion of the cumulative outstanding debt pursuant to the Knight Debt Conversion Agreement in January 2023, which was accounted for as a debt extinguishment, as well as losses recognized upon extinguishment of our interim bridge financing notes, all of which were settled or converted upon our IPO in July 2023. The net amount for the nine months ended September 30, 2023 was partially offset by a debt extinguishment gain of $223,077 recognized on conversion of the Xu Yu promissory note on the date of our IPO.

Change in Fair Value of Promissory Note

For the nine months ended September 30, 2023, we recognized a $5,379,269 gain related to the net change in fair value of the Convertible Knight Loan from the modification date in January 2023 to the conversion of the outstanding debt obligation into our equity shares upon the closing of our IPO on July 14, 2023. Our cumulative debt outstanding with Knight was not measured at fair value on a recurring basis prior to the Knight Debt Conversion Agreement executed in January 2023, hence we recorded a $0 change in fair value for the nine months ended September 30, 2022.

Other Income (Expense), net

For the nine months ended September 30, 2023, we recognized $69,169 in other expense compared to $29,810 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, $48,236 was recognized in other expense due to a one-time write off of an uncollectible receivable from our 3PL for an uninvoiced return.

Liquidity and Capital Resources

For the nine months ended September 30, 2023 and 2022, our net cash used in operating activities was $4,479,242 and $944,033, respectively and the cash balance was $2,218,540 as of September 30, 2023 ($264,865 as of December 31, 2022). Based on current internal projections, the return of the balance of funds from our CRO for the suspended COVID-19 trial of approximately $820,000, we estimate that we will have sufficient funds to remain viable through May 31, 2024 without optimistic assumptions. Our runway will be shorter if we make a decision to pay a deposit to a CRO for the planned Phase II Babesiosis study prior to an additional capital raise. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

To date, we have funded our operations through debt and equity financings.

Going Concern

As of September 30, 2023, we had an accumulated deficit of $30,568,566. In their audit report for the fiscal year ended December 31, 2022, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2023:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$1,990	$6,731	$141,279
Interest obligations on the debt arrangements	116,230	8,772	24,326	10,813	72,319
Operating leases	26,800	26,800	-	-	-
Purchase obligations	271,602	271,602	-	-	-
Total	$564,632	$307,174	$26,316	$17,544	$213,598

Cash Flows

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net Cash Provided By (Used In):
Operating Activities	$(4,479,242)	$(944,003)	$(3,535,239)	374.49%
Investing Activities	(49,326)	(1,488)	(47,838)	3,214.92
Financing Activities	6,474,565	1,290,335	5,184,230	401.77
Effect of Foreign Currency Translation on Cash Flow	7,678	(20,850)	28,528	(136.82)
Net Increase (Decrease) in Cash	$1,953,675	$323,994	$1,629,681	503.00%

Cash Used in Operating Activities

Net cash used in operating activities was $4,479,242 for the nine months ended September 30, 2023, as compared to $944,003 for the nine months ended September 30, 2022. Our net cash used in operating activities increased as a result of higher legal, accounting, and auditing fees totaling $669,010 and investor outreach expenses of $417,620 during the nine months ended September 30, 2023 ($186,268 and $10,100 for the nine months ended September 30, 2022, respectively). In addition, in August 2023 our subsidiary 60P Australia Pty Ltd. incurred start-up costs to open the first three clinical sites for its now halted COVID-19-tafenoquine Phase IIB treatment study.

Cash Used in Investing Activities

Net cash used in investing activities was $49,326 for the nine months ended September 30, 2023, as compared to $1,488 for the nine months ended September 30, 2022. The increase in net cash used in investing activities was due to higher costs paid for the acquisition of patents ($29,220 and $1,488 for the nine months ended September 30, 2023 and 2022, respectively), and higher cash paid for capitalized website development costs ($18,283 and $0 for the nine months ended September 30, 2023 and 2022, respectively).

Cash Provided by Financing Activities

Net cash provided by financing activities was $6,474,565 for the nine months ended September 30, 2023, as compared to $1,290,335 for the nine months ended September 30, 2022. The increase in net cash provided by financing activities is attributable to net proceeds of $6,454,325 generated from our IPO, which closed on July 14, 2023, as well as $1,131,771 received from the exercise of warrants, partially offset by repayments of certain of our outstanding debt obligations in July 2023.

Effect of Foreign Currency Translation on Cash Flow

Our foreign operations were small relative to U.S. operations for the nine months ended September 30, 2023 and September 30, 2022, thus effects of foreign currency translation have been minor.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815 (excluding certain warrants issued in connection with the IPO). As of September 30, 2023, our derivative financial instruments consist of contingent payment arrangements.

We analyze all financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 480, (“ASC 480”), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. We use a Monte Carlo Simulation Model to determine the fair value of these instruments.

Upon conversion or repayment of a debt or equity instrument in exchange for equity shares, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), we record the equity shares at fair value on the date of conversion, relieves all related debt, derivative liabilities, and unamortized debt discounts, and recognize a net gain or loss on debt extinguishment, if any.

Equity or liability instruments that become subject to reclassification under ASC Topic 815 are reclassified to at the fair value of the instrument on the reclassification date.

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

In May 2021, the FASB issued ASUs 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of this standard in 2022 did not have a material effect on our financial statements.

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

Our management concluded that as of September 30, 2023, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2023:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

●	In July 2023, in connection with the effectiveness of our Registration Statement on Form S-1, as amended (File No. 333-269483), originally filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2023 (the “Registration Statement”), we issued a total of 40,000 restricted shares of common stock to the following directors and in the amounts listed: (i) Stephen Toovey (10,000 restricted shares of common stock), (ii) Charles Allen (10,000 restricted shares of common stock), (iii) Paul Field (10,000 restricted shares of common stock) and (iv) Cheryl Xu (10,000 restricted shares of common stock).

●	In July 2023, pursuant to the Master Consultancy Agreement dated as of May 29, 2013 that we entered into with BioIntelect Pty Ltd (“BioIntelect”) and in connection with the closing of our initial public offering (“IPO”), we issued a total of 29,245 restricted shares of our common stock to BioIntelect as deferred equity compensation valued in the amount of $155,000.

●	In July 2023, pursuant to the terms of the Equity Conversion Note dated as of October 11, 2017, as amended on December 23, 2017 and December 11, 2022 and in connection with the closing of the IPO, we converted the entirety of the related outstanding principal and accrued interest to 214,934 shares of our common stock at the conversion price equal to the IPO price and issued the common stock to Xu Yu.

●	In July 2023, pursuant to the terms of the Debt Conversion Agreement dated as of January 9, 2023, as amended on January 19, 2023 and January 27, 2023 that we entered into with Knight Therapeutics International S.A. (formerly known as Knight Therapeutics (Barbados) Inc.) (“Knight”) and in connection with the closing of the IPO, we issued 1,108,337 restricted shares of common stock to Knight upon conversion of the cumulative outstanding principal as of March 31, 2022 (representing 19.9% of our outstanding common stock after giving effect to the IPO). In addition, we converted the accumulated interest as of March 31, 2022 and issued 80,965 shares of our Series A Preferred Stock to Knight.

●	In July 2023, we issued 45,560 restricted shares of our common stock to Knight upon conversion of 2,162 shares of Series A Preferred Stock, at the conversion rate price detailed in Note 6 to the accompanying consolidated condensed financial statements.

The issuances of shares of common stock listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering.

(B) Use of Proceeds

The Registration Statement for our IPO was declared effective by the SEC on July 11, 2023. The IPO consisted of 1,415,095 units, with each unit consisting of (i) one share of our common stock, (ii) one tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.095 per share and (iii) one non-tradeable warrant having the right to purchase one share of our common stock at an exercise price of $6.36 per share, at a public offering price of $5.30 per unit. On July 14, 2023, the IPO closed, and we received $6,454,325 in net proceeds from the IPO after deducting the underwriting discount and commission and other estimated IPO expenses payable by us.

There has been no material change in the planned use of proceeds from such use as described in the Registration Statement.

As of September 30, 2023, we have utilized approximately $4,409,000 of the net proceeds as follows:

●	$2,135,000 for working capital and general corporate purposes;

●	$1,783,000 for debt repayment; and

●	$491,000 research and development (clinical trials and related activities).

(C) Issuer Purchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
1.1#	Underwriter Agreement
3.1#	Certificate of Incorporation of the Registrant
3.2#	Certificate of Designation of Series A Preferred Stock
3.3#	Certificate of Correction to Certificate of Incorporation of the Registrant
3.4#	Amended and Restated Bylaws of the Registrant
4.1#	Form of Tradeable Warrant
4.2#	Form of Non-Tradeable Warrant
4.3#	Form of Representative Warrant
4.4#	Warrant Agent Agreement
10.1#	Securities Purchase Agreement dated as of May 19, 2022, by and between the Registrant and Geoffrey Dow
10.2#	Common Stock Purchase Warrant dated as of May 19, 2022, issued by the Registrant to Geoffrey Dow, as assigned to the Geoffrey S. Dow Revocable Trust dated August 27, 2018
10.3#	Convertible Promissory Note dated as of May 19, 2022, issued by the Registrant to Geoffrey Dow
10.4#	Securities Purchase Agreement dated as of May 19, 2022, by and between Registrant and Mountjoy Trust
10.5#	Common Stock Purchase Warrant dated as of May 19, 2022, issued by the Registrant to Mountjoy Trust
10.6#	Convertible Promissory Note dated as of May 19, 2022, issued by the Registrant to Mountjoy Trust
10.7#	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Bigger Capital Fund, LP
10.8#	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Bigger Capital Fund, LP
10.9#	Promissory Note dated as of May 24, 2022, issued by the Registrant to Bigger Capital Fund, LP
10.10#	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Cavalry Investment Fund, LP
10.11#	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Cavalry Investment Fund, LP
10.12#	Promissory Note dated as of May 24, 2022, issued by the Registrant to Cavalry Investment Fund, LP
10.13#	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Walleye Opportunities Master Fund Ltd
10.14#	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Walleye Opportunities Master Fund Ltd
10.15#	Promissory Note dated as of May 24, 2022, issued by the Registrant to Walleye Opportunities Master Fund Ltd
10.16#	Debt Conversion Agreement dated as of January 9, 2023, by and between the Registrant to Knight Therapeutics International S.A.
10.17#	First Amendment to the Debt Conversion Agreement dated as of January 19, 2023, by and between the Registrant to Knight Therapeutics International S.A.
10.18#	Second Amendment to The Debt Conversion Agreement dated as of January 27, 2023, by and between the Registrant to Knight Therapeutics International S.A.
10.19#	Inter-Institutional Agreement dated as of February 15, 2021, by the Registrant and Florida State University Research Foundation
10.20#	Exclusive License Agreement dated as of September 15, 2016, between National University of Singapore, Singapore Health Services Pte Ltd, the Registrant and 60P Australia Pty Ltd
10.21#	Master Consultancy Agreement dated as of May 29, 2013, by and between the Registrant and BioIntelect Pty Ltd
10.22#	Employment Agreement dated as of January 12, 2023, between the Registrant and Geoffrey Dow
10.23#	Employment Agreement dated as of January 12, 2023, between the Registrant and Tyrone Miller
10.24#	Subscription Agreement dated as of October 11, 2017, by and between the Registrant and Avante International Limited
10.25#	Promissory Note dated as of October 11, 2017, issued by the Registrant to Avante International Limited
10.26#	Convertible Promissory Note dated as of December 31, 2016, issued by the Registrant to Geoffrey Dow
10.27#	Agreement to Consolidate and Convert Existing Debt dated as of December 31, 2021, between the Registrant and Geoffrey Dow
10.28#	Agreement to Convert Debt to Equity dated as of December 31, 2021, issued by the Registrant to Geoffrey Dow
10.29#	Convertible Promissory Note dated as of December 31, 2016, issued by the Registrant to Tyrone Miller
10.30#	Agreement to Convert Debt to Equity dated as of December 31, 2021, issued by the Registrant to Tyrone Miller

10.31#	Convertible Promissory Note dated as of December 31, 2016, issued by the Registrant to Douglas Loock
10.32#	Agreement to Convert Debt to Equity dated as of August 31, 2021, issued by the Registrant to Douglas Loock
10.33#	Agreement and Plan of Merger dated as of June 1, 2022, by and between the Registrant and 60 Degrees Pharmaceuticals, LLC
10.34#	Exclusive License Agreement dated as of May 30, 2014, between National University of Singapore, Singapore Health Services Pte Ltd, the Registrant and 60P Australia Pty Ltd
10.35#	2022 Equity Incentive Plan
10.36#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Cyberbahn Federal Solutions, LLC
10.37#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Cyberbahn Federal Solutions, LLC
10.38#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Cyberbahn Federal Solutions, LLC
10.39#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Ariana Bakery Inc
10.40#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Ariana Bakery Inc
10.41#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Ariana Bakery Inc
10.42#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Sabby Volatility Warrant Master Fund, Ltd.
10.43#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Sabby Volatility Warrant Master Fund, Ltd.
10.44#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Sabby Volatility Warrant Master Fund, Ltd.
10.45#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Steel Anderson
10.46#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Steel Anderson
10.47#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Steel Anderson
10.48#	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Bixi Gao & Ling Ling Wang
10.49#	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Bixi Gao & Ling Ling Wang
10.50#	Promissory Note dated as of May 8, 2023, issued by the Registrant to Bixi Gao & Ling Ling Wang
10.51#	Note Extension Agreement dated as of May 22, 2023, by and between the Registrant and Bigger Capital Fund, LP
10.52#	Note Extension Agreement dated as of May 22, 2023, by and between the Registrant and Cavalry Investment Fund, LP
10.53#	Note Extension Agreement dated as of May 22, 2023, by and between the Registrant and Walleye Opportunities Master Fund Ltd
10.54#	Note Extension Agreement dated as of May 18, 2023, by and between the Registrant and the Geoffrey S. Dow Revocable Trust
10.55#	Note Extension Agreement dated as of May 18, 2023, by and between the Registrant and Mountjoy Trust
10.56#	Board of Directors Agreement dated as of November 28, 2022, as amended, by and between the Registrant and Charles Allen
10.57#	Board of Directors Agreement dated as of November 28, 2022, as amended, by and between the Registrant and Stephen Toovey
10.58#	Board of Directors Agreement dated as of December 9, 2022, as amended, by and between the Registrant and Cheryl Xu
10.59#	Board of Directors Agreement dated as of December 15, 2022, as amended, by and between the Registrant and Paul Field
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 333-269483), initially filed with the Securities and Exchange Commission on January 31, 2023.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: November 20, 2023	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: November 20, 2023	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)