Form 10-Q
period 2024-03-31
60 DEGREES PHARMACEUTICALS, INC.
filed 2024-05-15
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 15, 2024, the registrant had a total of 12,262,116 shares of its common stock, par value $0.0001 per share, issued and 12,142,116 shares outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash	$2,894,700	$2,142,485
Accounts Receivable	316,220	231,332
Prepaid and Other Assets	4,259,511	4,402,602
Inventory (Note 3)	435,377	466,169
Total Current Assets	7,905,808	7,242,588
Property and Equipment, net (Note 4)	57,354	57,761
Other Assets:
Right of Use Asset (Note 11)	-	13,517
Long-Term Prepaid Expense	198,529	242,647
Intangible Assets, net (Note 5)	217,417	227,258
Total Other Assets	415,946	483,422
Total Assets	$8,379,108	$7,783,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$529,449	$506,206
Lease Liability (Note 11)	-	13,650
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	565,949	2,306,796
Total Current Liabilities:	1,104,170	2,835,424
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	149,460	150,251
Total Long-Term Liabilities	149,460	150,251
Total Liabilities	1,253,630	2,985,675
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 78,803 and 78,803 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (Note 6)	9,858,040	9,858,040
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 11,762,578 and 5,810,089 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (Note 6)	1,176	581
Additional Paid-in Capital	29,359,498	27,456,802
Accumulated Other Comprehensive Income	131,667	135,561
Accumulated Deficit	(32,150,380)	(32,580,850)
60P Shareholders’ Equity:	7,200,001	4,870,134
Noncontrolling Interest	(74,523)	(72,038)
Total Shareholders’ Equity	7,125,478	4,798,096
Total Liabilities and Shareholders’ Equity	$8,379,108	$7,783,771

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For The Three Months Ended March 31,	2024	2023
Product Revenues – net of Discounts and Rebates	$105,674	$17,172
Service Revenues	10,789	-
Product and Service Revenues, net	116,463	17,172
Cost of Revenues	65,437	73,120
Gross Profit (Loss)	51,026	(55,948)
Research Revenues	29,631	4,292
Net Revenue (Loss)	80,657	(51,656)

Operating Expenses
Research and Development	337,182	123,994
General and Administrative Expenses	1,075,134	775,014
Total Operating Expenses	1,412,316	899,008

Loss from Operations	(1,331,659)	(950,664)

Interest Expense	(1,402)	(1,141,429)
Change in Fair Value of Derivative Liabilities	1,740,847	(5,134)
Loss on Debt Extinguishment	-	(839,887)
Change in Fair Value of Promissory Note	-	339,052
Other Income	20,262	591
Total Interest and Other Income (Expense), net	1,759,707	(1,646,807)
Net Income (Loss) before Provision for Income Taxes	428,048	(2,597,471)
Provision for Income Taxes (Note 9)	63	63
Net Income (Loss) including Noncontrolling Interest	427,985	(2,597,534)
Net (Loss) Gain – Noncontrolling Interest	(2,485)	2,527
Net Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	430,470	(2,600,061)

Comprehensive Income (Loss):
Net Income (Loss)	427,985	(2,597,534)
Unrealized Foreign Currency Translation Loss	(3,894)	(1,290)
Total Comprehensive Income (Loss)	424,091	(2,598,824)

Net (Loss) Gain – Noncontrolling Interest	(2,485)	2,527
Comprehensive Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	426,576	(2,601,351)

Cumulative Dividends on Series A Preferred Stock	(117,881)	-
Net Income (Loss) - attributed to Common Stockholders	$308,695	$(2,601,351)

Net Income (Loss) per Common Share
Basic and Diluted	$0.03	$(1.13)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,124,517	2,304,131

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	For the Three Months Ended March 31, 2023
	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2022	-	$-	2,386,009	$239	$5,164,461	$(28,815,148)	$73,708	$(23,576,740)	$(572,320)	$(24,149,060)
Cancellation of common stock	-	-	(1,451,000)	(145)	145	-	-	-	-	-
Share-based compensation to vendors for services	-	-	1,443,000	144	5,378,764	-	-	5,378,908	-	5,378,908
Net foreign translation loss	-	-	-	-	-	-	(1,290)	(1,290)	-	(1,290)
Net (loss) income	-	-	-	-	-	(2,600,061)	-	(2,600,061)	2,527	(2,597,534)
Balance— March 31, 2023	-	$-	2,378,009	$238	$10,543,370	$(31,415,209)	$72,418	$(20,799,183)	$(569,793)	$(21,368,976)

	For the Three Months Ended March 31, 2024
	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders ’Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2023	78,803	$9,858,040	5,810,089	$581	$27,456,802	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs	-	-	5,260,951	526	1,897,770	-	-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	499,538	50	4,945	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	192,000	19	(19)	-	-	-	-	-
Net foreign translation loss	-	-	-	-	-	-	(3,894)	(3,894)	-	(3,894)
Net income (loss)	-	-	-	-	-	430,470	-	430,470	(2,485)	427,985
Balance— March 31, 2024	78,803	$9,858,040	11,762,578	$1,176	$29,359,498	$(32,150,380)	$131,667	$7,200,001	$(74,523)	$7,125,478

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$427,985	$(2,597,534)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	407	6,901
Amortization	8,207	7,175
Amortization of Debt Discount	-	343,510
Amortization of ROU Asset	13,517	12,427
Amortization of Note Issuance Costs	-	31,757
Amortization of Capitalized Share-Based Payments	125,368	320,825
Share-Based Compensation to Vendors for Services	-	212,605
Loss on Debt Extinguishment	-	839,887
Change in Fair Value of Derivative Liabilities	(1,740,847)	5,134
Change in Fair Value of Promissory Note	-	(339,052)
Write-offs of Capitalized Patents	8,378	-
Inventory Reserve	-	4,205
Changes in Operating Assets and Liabilities:
Accounts Receivable	(84,888)	(36,890)
Prepaid and Other Assets	61,841	18,020
Inventory	30,792	(108,082)
Accounts Payable and Accrued Liabilities	23,243	77,038
Accrued Interest	(791)	761,643
Reduction of Lease Liability	(13,650)	(12,247)
Deferred Compensation	-	40,000
Net Cash Used in Operating Activities	(1,140,438)	(412,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(726)	(3,292)
Acquisition of Intangibles	(9,088)	-
Net Cash Used in Investing Activities	(9,814)	(3,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Common Stock and Warrants Offering	1,914,513	-
Payment of Deferred Offering Costs	(16,217)	(17,612)
Proceeds from Exercise of Pre-Funded Warrants	4,995	-
Proceeds from Advances - Related Party	-	200,000
Net Cash Provided by Financing Activities	1,903,291	182,388

Effect of Exchange Rate Changes on Cash	(824)	(1,290)

Change in Cash	752,215	(234,872)
Cash—Beginning of Period	2,142,485	264,865
Cash—End of Period	$2,894,700	$29,993

NONCASH INVESTING/FINANCING ACTIVITIES
Capitalized Share-Based Payments to Vendors	$-	$4,908,658
Fair Value of Warrants Issued to Underwriters	$71,364	$-
Additions to ROU Assets for Lease Renewal	$-	$50,922
Additions to Lease Liabilities for Lease Renewal	$-	$50,570
Stock Issued for Payment of Deferred Compensation	$-	$325,000
Stock Issued for Acquisition of Intangibles	$-	$33,895

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

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

(a) Initial Public Offering

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

The Company granted the underwriters a 45-day over-allotment option to purchase up to 212,265 shares of the Company’s common stock at a price of $5.28 per share and/or 212,265 Tradeable Warrants at a price of $0.01 per Tradeable Warrant and/or 212,265 Non-tradeable Warrants at $0.01 per Non-tradeable Warrant, or any combination thereof (the “IPO Over-Allotment”). On July 13, 2023, the underwriters partially exercised the Over-Allotment and purchased an additional 100,644 Tradeable Warrants and 100,644 Non-tradeable Warrants. The Company also issued to the underwriters warrants to purchase 84,906 shares of the Company’s common stock, at an exercise price of $5.83 per share, equal to 110% of the offering price per unit (the “IPO Representative Warrants”). The Representative Warrants are exercisable for a period of five years from the date of issuance (July 14, 2023 to July 14, 2028).

The units were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-269483), originally filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2023 (the “IPO Registration Statement”) and the final prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The Registration Statement was declared effective by the SEC on July 11, 2023. The common stock and tradeable warrants began trading on The Nasdaq Capital Market on July 12, 2023 under the symbols “SXTP” and “SXTPW,” respectively. The closing of the IPO occurred on July 14, 2023.

(b) Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the risks associated with developing product candidates and successfully launching and commercializing its drug/device combination products, the Company’s ability to obtain regulatory approval of its products in the United States and other geography markets, the uncertainty of the broad adoption of its approved products by physicians and consumers, and significant competition.

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

(c)  Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. This condition, among others, raises substantial doubt about the ability of the Company to continue as a going concern for one year from the date these consolidated condensed financial statements are issued.

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

On March 31, 2024, the Company had cash and cash equivalents totaling $2,894,700, as compared to cash and cash equivalents totaling $2,142,485 at December 31, 2023. During the three months ended March 31, 2024, the Company used $1,140,438 of cash in its operating activities.

The Company’s future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve or maintain profitability. The Company has historically funded its operations primarily with proceeds from sales of common stock and warrants for the purchase of common stock, proceeds from the issuance of convertible debt, and borrowings under loan and security agreements.

The Company expects to need to raise additional capital under structures available to the Company, including debt and/or equity offerings, which may not be on favorable terms. The Company would not have sufficient funds to meet its obligations within twelve months from the issuance date of these consolidated condensed financial statements. As such, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about the Company’s ability to continue as a going concern. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises funds through collaborations, or other similar arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company and/or may reduce the value of its common stock. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market its product candidates even if the Company would otherwise prefer to develop and market such product candidates itself.

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

The Company’s capital commitments over the next twelve months include interest obligations on the Company’s debt arrangements of $8,772 and $529,449 to satisfy current accounts payable and accrued expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The financial statements of 60P and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 due to various factors. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022, included in the Company’s annual report on Form 10-K, as filed with the SEC on April 1, 2024 (the “Annual Report”). Certain information and footnote disclosures that would substantially duplicate the disclosures contained in the Annual Report have been omitted.

(b)  Principles of Consolidation and Noncontrolling Interest

The Company’s consolidated condensed financial statements include the financial statements of its majority owned subsidiary 60P Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Noncontrolling Interest in the consolidated condensed financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those estimates may be material. Significant estimates include the reserve for inventory, derivative liabilities, and valuation allowance for the deferred tax asset.

(d) Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Based on the Company’s history there has been no need to make a recording to Allowance for Doubtful Accounts. Most of the Company’s revenue has been earned via government contracts, an Australian pharmaceutical distributor, and a large American pharmaceutical distributor. There was no allowance as of March 31, 2024 and December 31, 2023. As the Company continues to engage with smaller distributors, we will continue to analyze whether an allowance should be established. At March 31, 2024, the US government accounted for none of the outstanding accounts receivable balance (13% at December 31, 2023) and the American pharmaceutical distributor accounted for 99% of the outstanding accounts receivable balance (79% for the year ended December 31, 2023).

(e) Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs that have been incurred in bringing the inventories to their present location and condition. The Company uses the Specific Identification method per lot. A box price is calculated per lot number and sales are recognized by their lot number.

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to Cost of Revenues in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2024, write-downs for expired inventory totaled $641 ($5,391 for the three months ended March 31, 2023).

(f)  Derivative Liabilities

The Company assesses the classification of its derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of March 31, 2024, the Company’s derivative financial instruments consist of contingent payment arrangements.

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

(g) Equity-Classified Warrants

As of March 31, 2024, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

(h) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At March 31, 2024, significant customers represented 99% of receivables (consisting of two customers and one significant customer at 99%). At December 31, 2023, significant customers represented 92% of receivables (consisting of three customers and two significant customers at 79% and 13%, respectively). For the three months ended March 31, 2024, 90% of total net revenues (consisting of three customers and one significant customer at 90%) were generated from significant customers. For the three months ended March 31, 2023, 100% of total net revenues (consisting of two significant customers at 212% and (112%), respectively) were generated from significant customers.

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

(i)  Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, since its inception, the Company has managed its business in one identifiable segment.

(j) Revenue Recognition

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

(k) Research and Development Costs

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

The Company recorded $337,182 in research and development expense during the three months ended March 31, 2024 ($123,994 for the three months ended March 31, 2023).

(l) Fair Value of Financial Instruments and the Fair Value Option (“FVO”)

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

The Company may choose to elect the FVO for certain eligible financial instruments, such as certain Promissory Notes, in order to simplify the accounting treatment. Items for which the FVO has been elected are presented at fair value in the Consolidated Condensed Balance Sheets and any change in fair value unrelated to credit risk is recorded in Other Expense, net in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). Changes in fair value related to credit risk are recognized in Other Comprehensive Income (Loss). As a result of the completion of the IPO, all financial instruments for which the FVO was elected were extinguished. See Note 7 for more information on the extinguishment of the Promissory Notes.

The Company’s financial instruments recorded at fair value on a recurring basis at March 31, 2024, and December 31, 2023 include Derivative Liabilities, which are carried at fair value based on Level 3 inputs. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$565,949	$565,949
Total	$-	$-	$565,949	$565,949

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$2,306,796	$2,306,796
Total	$-	$-	$2,306,796	$2,306,796

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2024 and 2023 are presented in Note 7 (Debt) and Note 8 (Derivative Liabilities), respectively.

(m) Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

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

As of March 31, 2024, and December 31, 2023, the fair value of Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses and Other Current Assets, and Accounts Payable and Accrued Expenses approximated their carrying values due to the short-term nature of these assets and liabilities.

(n) Foreign Currency Transactions and Translation

The individual financial statements of each group entity are measured and presented in the currency of the primary economic environment in which the entity operates (its functional currency). The consolidated condensed financial statements of the Company are presented in US dollars, which is the functional currency of the Company and the presentation currency for the consolidated condensed financial statements.

For the purpose of presenting consolidated condensed financial statements, the assets and liabilities of the group’s foreign operations are mostly translated at exchange rates prevailing on the reporting date. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuate significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized as a component of other comprehensive income (loss) as Unrealized Foreign Currency Translation Gain or Loss.

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Three Months ended March 31,		As of
Currency	2024	2023	March 31, 2024	December 31, 2023
1 AUD =	0.66 USD	0.68 USD	0.65 USD	0.68 USD

(o)  Reclassifications

Certain prior period interim amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated condensed results of operations and comprehensive income (loss), shareholders’ equity (deficit), or cash flows.

(p)  Share-Based Payments

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan also referred to as (“2022 Plan”). The 2022 Plan and related share-based awards are discussed more fully in Note 10.

The Company accounts for share-based payments in accordance with ASC Subtopic 718, Compensation – Stock Compensation (“ASC 718”). The Company measures compensation for all share-based payment awards granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The grant date is determined based on the date when a mutual understanding of the key terms of the share-based awards is established. The Company accounts for forfeitures as they occur.

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

For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments on the grant date. The corresponding cost is recognized as an immediate expense or a prepaid asset and expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. See Note 10 for further details.

(q) Leases

The Company applies ASC Topic 842, Leases (“ASC 842”) to its operating leases, which are reflected on the Consolidated Condensed Balance Sheets within Right of Use (ROU) Asset and the related current and non-current operating Lease Liability. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreements. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

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

(r) Net Income (Loss) per Common Share

Net Income (Loss) per Common Share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period. The Company has included the Pre-Funded Warrants issued in January 2024 (See Note 6) in its computation of basic and diluted net income (loss) per share due to the nominal exercise price of $0.01 per share. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as an addition to net loss or a reduction of net income in determining basic and diluted net income (loss) attributable to common stockholders.

As the Company reported a net loss for the three months ended March 31, 2023, the calculation of diluted net loss per common share is the same as basic net loss per common share. For the three months ended March 31, 2024, all securities that could potentially dilute basic earnings per share in the future have been excluded from the diluted calculation because the effect would be antidilutive. The potential dilutive securities for the three months ended March 31, 2024 include 10,617,657 common stock warrants and 37,736 unexercised stock options granted under the 2022 Plan.

(s) Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

(t) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through May 15, 2024, which is the date the financial statements were issued. See Note 12.

(u) Recently Adopted and Issued Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company’s financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and segment profit or loss. The ASU also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new required disclosures under the ASU. The ASU is effective for all public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU must be applied retrospectively. The Company is currently evaluating the impact that ASU 2023-07 will have on its financial statement disclosures.

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

3. INVENTORY

Inventory consists of the following major classes:

	March 31, 2024	December 31, 2023
Work in Process	$278,987	$278,987
Finished Goods	156,390	187,182
Inventory	435,377	466,169

4. PROPERTY AND EQUIPMENT

As of March 31, 2024 and December 31, 2023, Property and Equipment, net consists of:

	March 31,	December 31,
	2024	2023
Lab Equipment	$132,911	$132,911
Machinery	55,800	55,800
Computer Equipment	14,084	14,084
Furniture	3,030	3,030
Property and Equipment, at cost	205,825	205,825
Accumulated Depreciation	(148,471)	(148,064)
Property and Equipment, Net	$57,354	$57,761

Machinery totaling $55,800 has not yet been placed into service and therefore depreciation has not commenced as of March 31, 2024. Depreciation expense for the three months ended March 31, 2024 and 2023 was in the amount of $407 and $6,901, respectively.

5. INTANGIBLE ASSETS

As of March 31, 2024 and December 31, 2023, Intangible Assets, net consist of:

	March 31, 2024	December 31, 2023
Patents	$174,614	$185,595
Website Development Costs	88,336	79,248
Intangible Assets, at cost	262,950	264,843
Accumulated Amortization	(45,533)	(37,585)
Intangible Assets, net	$217,417	$227,258

During the three months ended March 31, 2024 and 2023, the Company capitalized website development related costs of $9,088 and $33,895, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www. 60degreespharma.com. Amortization expense for the three months ended March 31, 2024, and 2023 was in the amount of $8,207 and $7,175, respectively. During the three months ended March 31, 2024, write-downs for expired or obsolete patents totaled $8,378 ($0 for the three months ended March 31, 2023).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of March 31, 2024:

Period	Patents	Website Development Costs
2024 (remaining nine months)	$4,959	$19,812
2025	6,612	23,303
2026	6,612	3,974
2027	6,612	-
Thereafter	55,279	-
Total	$80,074	$47,089

The Company has recorded $83,830 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded. In addition, $9,088 in capitalized website development costs will begin amortization when the associated upgrades and enhancements become ready for their intended use.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of March 31, 2024, 11,762,578 shares of Common Stock and 78,803 shares of Series A Preferred Stock are issued and outstanding.

(a) Common Stock

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

On January 29, 2024, the Company, entered into an Underwriting Agreement with WallachBeth Capital LLC (the “Underwriting Agreement”), relating to the Company’s public offering (the “January 2024 Offering”) of 5,260,901 units (the “Units”) at an offering price of $0.385 per Unit and 999,076 pre-funded units (the “Pre-Funded Units”) at an offering price of $0.375 per Pre-Funded Unit. Each Unit consisted of one share of common stock and one warrant exercisable for one share of common stock (the “Warrants”). Each Warrant has an exercise price of $0.4235 per share (110% of the offering price per Unit), is exercisable immediately upon issuance and expires five years from the date of issuance. Each Pre-Funded Unit consists of one pre-funded warrant exercisable for one share of common stock (the “Pre-Funded Warrant”) and one warrant identical to the Warrants included in the Units. The purchase price of each Pre-Funded Unit was equal to the price per Unit sold to the public in the offering, minus $0.01, and the exercise price of each Pre-Funded Warrant is $0.01 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The Company granted WallachBeth Capital LLC an option, exercisable within 45 days after the closing of the offering, to purchase up to 789,136 shares of the Company’s common stock at a price of $0.385 per share and/or 938,997 Warrants at a price of $0.01 per Warrant and/or 149,862 Pre-Funded Warrants at a price of $0.375 per Pre-Funded Warrant, or any combination of additional shares of common stock, Warrants and/or Pre-Funded Warrants, representing, in the aggregate, up to 15% of the number of Units sold in the offering, 15% of the Warrants underlying the Units and Pre-Funded Units sold in the offering and 15% of the Pre-Funded Warrants underlying the Pre-Funded Units sold in the offering, in all cases less the underwriting discount to cover over-allotments, if any. WallachBeth Capital LLC partially exercised its over-allotment option with respect to 818,177 Warrants on January 31, 2024, and purchased an additional 50 shares of common stock at a purchase price of $0.3750 and 50 Warrants at a purchase price of $0.01 on February 14, 2024.

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

On February 1, 2024, the Company issued 499,538 shares of common stock upon the exercise of 499,538 Pre-Funded Warrants, resulting in proceeds to the Company of $4,995.

(b)  Common Stock Warrants

As of March 31, 2024, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

On January 31, 2024, the Company executed a Warrant Agent Agreement with Equity Stock Transfer, LLC, acting as warrant agent for the January 2024 Offering (defined above), which sets forth the procedures for registering, transferring and exercising the Warrants and the Pre-Funded Warrants issued in connection with the January 2024 Offering. The Warrants and the Pre-Funded Warrants issued in the January 2024 Offering are accounted for as equity-classified financial instruments.

There were no equity-classified warrants issued or outstanding during the three months ended March 31, 2023. The following table presents a summary of the activity for the Company’s equity-classified warrants during the three months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	3,163,854	$6.17	4.47
Granted	8,452,879	0.37	5.00
Exercised	(499,538)	0.01	5.00
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2024	11,117,195	$2.04	4.67
Total exercisable, March 31, 2024	11,117,195	$2.04	4.67

During the three months ended March 31, 2024, the Company received aggregate cash proceeds of $4,995 upon the exercise of 499,538 Pre-Funded Warrants with an exercise price of $0.01.

The following table summarizes the significant assumptions used in determining the fair value of equity-classified warrants granted during the three months ended March 31, 2024:

January 31, 2024
Stock price	$0.28
Exercise price	$0.42
Risk-free interest rate	3.91%
Expected volatility	95.00%
Expected term (years)	5.00
Expected dividend yield	0.00%

(c)  Series A Preferred Stock

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three months ended March 31, 2024, dividends in the amount of $117,881 accrued on outstanding shares of Series A Preferred Stock. As of March 31, 2024, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $338,595. To date, the Company has not declared or paid any dividends.

Liquidation Rights - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock then outstanding will share ratably in any distribution of the remaining assets and funds of the Company with all other stockholders as if each share of Series A Preferred Stock had been converted by the Company to Common Stock as described below.

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

7. DEBT

(a) Knight Therapeutics, Inc.

On December 27, 2019 the Company restructured its cumulative borrowing with its senior secured lender, Knight Therapeutics, Inc. (“Knight”), into a note for the principal amount of $6,309,823 and accrued interest of $4,160,918 and a debenture of $3,483,851 (collectively, the “Knight Loan”). The Knight Loan had a maturity date of December 31, 2023. The principal and accrued interest portion of the Knight Loan bore an annual interest rate of 15%, compounded quarterly, whereas the debenture had a 9% interest rate until April 23, 2023 at which point interest ceased accruing. In January 2023, the Company and Knight executed the Knight Debt Conversion Agreement, pursuant to which the parties agreed to add a conversion feature to the cumulative outstanding Knight Loans, which was accounted for as a debt extinguishment, described further below.

(b) Note, including Amendment

The Company executed a promissory note (the “Note”) with an individual investor on October 11, 2017, later amended on December 11, 2022 (the “Amendment”). The Note, including the Amendment was set to mature 60 days after the Knight Loans were repaid, and contained a provision to automatically convert the outstanding principal and accumulated interest through March 31, 2022 into common shares in the event the Company consummated an IPO. Amortization of the discount on the Note, including the Amendment for the three months ended March 31, 2024 and 2023 was $0 and $24,145, respectively. Interest expense related to the Note, including the Amendment, for the three months ended March 31, 2024 and 2023 was $0 and $30,262, respectively.

As a result of the completion of the IPO and as required under the terms of the Note, including the Amendment, the outstanding principal and accrued interest through March 31, 2022 converted to 214,934 shares of our common stock at a conversion rate equal to the IPO price, in full satisfaction of the outstanding debt obligation. As a result, as of March 31, 2024 and December 31, 2023 there were no amounts outstanding under the Note.

(c) Convertible Promissory Notes and Warrants

During May 2022 and May 2023 (the “2022 Bridge Notes” and “2023 Bridge Notes,” respectively), the Company executed promissory notes with various investors. The notes were due at the earlier of one year from the issuance date or the closing of an IPO. In connection with the issuance of the 2022 and 2023 Bridge Notes, the Company agreed to issue common stock to each noteholder equivalent to 100% of the face amount of the note divided by the IPO price per share. Additionally, each of these note holders received five-year (5) fully vested warrants upon the closing of the IPO, with an exercise price of 110% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the 2022 and 2023 Bridge Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. Derivative liabilities are carried at fair value at each balance sheet date, and any changes in fair value are recognized in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). See Note 8 for further details.

As a result of the completion of the IPO and as required under the terms of the 2022 and 2023 Bridge Notes, the Company issued the holders 303,982 shares of common stock, determined by the outstanding principal balance of each note divided by the IPO price. In addition, the Company made cash payments to the holders of the 2022 and 2023 Bridge Notes totaling $1,749,488, in full settlement of the outstanding debt obligations. As such, as of March 31, 2024 and December 31, 2023 there were no amounts outstanding under the 2022 and 2023 Bridge Notes.

(d) Related Party Notes

During May 2022, the Company executed convertible promissory notes with the Company’s Chief Executive Officer and a family member related to the Chief Executive Officer. The notes were due at the earlier of one-year (1) from the issuance date or the closing of an IPO, later extended an additional two months to July 2023 (the “Related Party Notes”). Upon the closing of the IPO, these notes were mandatorily convertible at a conversion rate determined at a 20% discount to the IPO price, discussed further below. Additionally, each of these note holders received five-year (5) fully vested warrants upon the closing of the IPO, with an exercise price of 90% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the Related Party Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. See Note 8 for further details.

As a result of the completion of the IPO and as required under the terms of the Related Party Notes, the entirety of the outstanding principal balance converted to 79,926 shares of common stock at a conversion rate equal to 80% of the IPO price, fully satisfying the Company’s obligations with respect to the principal amount. In addition, the Company made cash payments to the related party holders totaling $31,968 in full settlement of the outstanding debt obligation. As such, as of March 31, 2024 and December 31, 2023 there were no amounts outstanding under the Related Party Notes.

Significant terms of the Bridge Notes and Related Party Notes are summarized as follows:

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

For the three months ended March 31, 2024 and 2023, the Company recorded amortization of debt discounts, including issuance costs, of $0 and $337,426, respectively.

(e) Knight Debt Conversion

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

The Company evaluated the January 9, 2023 exchange agreement in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. During the three months ended March 31, 2023, the Company recorded a loss upon extinguishment in the amount of $839,887 and elected to recognize the new debt under the ASC 825 fair value option until it was settled, which occurred in the third quarter of 2023 (see below). Therefore, there were no amounts outstanding as of March 31, 2024 or December 31, 2023.

A reconciliation of the beginning and ending balances for the Convertible Knight Note, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2023:

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

(f) Debenture

On April 24, 2019, 60P entered into the Knight debenture of $3,000,000 with an original issue discount of $2,100,000, which was being amortized using the effective interest method. The Company subsequently restructured the Knight Loans, including the debenture, pursuant to the Knight Debt Conversion Agreement (see above). $13,696 of the original issue discount was amortized to interest expense during the three months ended March 31, 2023 prior to the amendment. The Knight Debt Conversion Agreement in January 2023 was accounted for as an extinguishment of the Debenture, as discussed above. Therefore, there were no amounts outstanding as of March 31, 2024 or December 31, 2023.

(g) SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. The balance as of March 31, 2024 and December 31, 2023 was $158,232 and $159,023, respectively. The current maturity at March 31, 2024 is $8,772 and the long-term liability is $149,460 ($8,772 and $150,251 at December 31, 2023, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2024 (remaining nine months)	$-
2025	-
2026	683
2027	3,228
2028	3,342
Thereafter	142,747
Total	$150,000

Due to the deferral, the Company is expected to make a balloon payment of approximately $28,154 to be due on 10/12/2050.

8. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income/expense as the change in fair value of derivative liabilities.

As discussed in Note 7 above, certain of the Company’s bridge shares, warrants and convertible notes (containing an embedded conversion feature) were previously accounted for as derivative liabilities. The bridge shares and related conversion features were derecognized upon conversion of the related debt obligations on the date of the IPO. In addition, certain of the Company’s common stock warrants were previously accounted for as derivative liabilities as there was an unknown exercise price and number of shares associated with each instrument. In connection with the IPO, the terms of these warrants became fixed, at which point the Company determined the warrants met all of the criteria for equity classification and reclassified the warrants to additional paid-in capital at their fair value on the IPO date.

As of March 31, 2024, derivative liabilities consist of the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control (See Note 7). The valuation of the contingent milestone payment includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields.

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2024:

	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2023	$2,306,796	$2,306,796
Fair value - mark to market adjustment	(1,740,847)	(1,740,847)
Derivative liabilities - March 31, 2024	$565,949	$565,949

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2023:

	Bridge Shares	Warrants	Convertible Notes Payable	Total
Derivative liabilities - December 31, 2022	$834,352	$578,164	$81,684	$1,494,200
Fair value - mark to market adjustment	4,902	1,689	(1,457)	5,134
Derivative liabilities - March 31, 2023	$839,254	$579,853	$80,227	$1,499,334

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2024, the Company recorded a net change in the fair of derivative liabilities of ($1,740,847). During the three months ended March 31, 2023, the Company recorded a net change in the fair value of derivative liabilities of $5,134.

Prior to the Company’s IPO, the fair value of the Company’s potential future issuances of common stock related to common stock issued with promissory notes, warrants and embedded conversion features in convertible promissory notes was established with an estimate using the Monte Carlo Simulation Model to compute fair value as of each reporting date. The Monte Carlo simulation requires the input of assumptions, including our stock price, the volatility of our stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considered the probability of the occurrence or nonoccurrence of an IPO within the terms of liability-classified financial instruments, as an IPO could potentially impact the settlement.

9. INCOME TAXES

The Company did not record a federal income tax provision or benefit for the three months ended March 31, 2024 and 2023 due to taxable losses. The Company recorded a provision for income taxes for DC of $63 for the three months ended March 31, 2024, thereby reflecting the minimum statutory tax due ($63 for the three months ended March 31, 2023).

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Research and Development	$-	$87,658
General and Administrative Expenses	125,368	445,772
Total Share-Based Compensation Expense Included in Operating Expenses	$125,368	$533,430

(a) Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. As of March 31, 2024, the number of remaining shares available for issuance under the 2022 Plan is equal to 232,709.

To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, non-employees, and Directors under the 2022 Plan. For the three months ended March 31, 2024, the Company recognized $0 of compensation expense related to equity compensation awards granted under the 2022 Plan ($0 for the three months ended March 31, 2023).

Awards Not Yet Granted

The Company currently has compensation agreements with three executives and a consultant, which provide the individuals the right to an aggregate of 990,000 stock options, in each case the grant of the awards is subject to shareholder approval to increase the number of shares available under the 2022 Plan. 540,000 of these stock options are subject to vesting annually over five years with the first vesting date being December 31, 2024, and have an exercise price that was initially equal to the closing share price on the date of the IPO and later reduced to $1.00 per share, which reduction is also subject to shareholder approval in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. Pursuant to the Directors’ agreements described in Note 11, the agreements provide for the issuance of an aggregate of 37,736 stock options to Directors with an exercise price of $5.30 per share, vesting 100% on July 11, 2024. In February 2024, the Company executed an executive employment agreement with its Chief Commercial Officer that, subject to and upon receipt of shareholder approval, provides for the grant of stock options to purchase up to 250,000 shares of common stock, with an exercise price to be determined by the Board of Directors, and vesting over a five-year period. For accounting and disclosure purposes, no fair value has been ascribed to these stock option awards as no grant date (as defined in ASC 718) has been established.

(b) Share-Based Payments to Vendors for Services

During the three months ended March 31, 2024 and 2023, the Company issued 0 and 930,000 common stock shares, respectively, as share-based payments to two nonemployees, Kentucky Technology Inc. and Florida State University Research Fund, Inc., in exchange for research and development services to be rendered to the Company in the future. Kentucky Technology Inc. is expected to render research and development services to identify a combination drug partner for tafenoquine over a period of fifteen months, work that was completed on May 3, 2024 (see Subsequent Events). Florida State University Research Fund, Inc. is expected to render research and development services related to development of celgosivir over a period of up to five years. The Company recognizes prepaid research and development costs on the grant date, as defined in ASC 718. As of March 31, 2024, the unamortized balance of prepaid assets related to these share-based payments for research and development costs for which the grant date criteria has been met and the services are expected to be rendered within one year is $2,730,685 ($2,730,685 at December 31, 2023), which is presented as a component of Prepaid and Other Assets on the accompanying Consolidated Condensed Balance Sheets.

In addition to share-based payments for research and development services, during the three months ended March 31, 2024 and 2023, 0 and 513,000 common stock shares, respectively, were issued as fully vested, nonforfeitable equity instruments to nonemployees. As of March 31, 2024, the unamortized balance of current prepaid assets related to these share-based payments for which the services are expected to be rendered within one year is $867,331 ($948,581 at December 31, 2023), which is reported in Prepaid and Other Assets on the Consolidated Condensed Balance Sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $198,529 ($242,647 at December 31, 2023), reported in Long-Term Prepaid Expense on the Consolidated Condensed Balance Sheets.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

During the three months ended March 31, 2024 and 2023, the Company recorded $0 and $212,605, respectively, of share-based compensation expense in exchange for services provided by vendors. Amortization of capitalized share-based payments to vendors for the three months ended March 31, 2024 and 2023 was $125,368 and $320,825, respectively.

11. COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

On February 3, 2016, and subsequently amended, the Company entered into the lease agreement with CXI Corp to rent business premises. In January 2023, the lease was extended for an additional twelve-month term, which expired on March 31, 2024. In December 2023, the Company executed an additional amendment with CXI Corp, pursuant to which the Company agreed to relocate to a new office space as of April 1, 2024. The term covered by the new amendment expires on March 31, 2025. The Company has accounted for the amendment for the new office space as a separate contract. As the initial term for the new office space is 12 months, the lease is not recorded on the balance sheet and the Company will recognize lease expense as short-term lease costs.

Operating lease costs were in the amount of $14,053 and $13,507 for the three months ended March 31, 2024, and March 31, 2023, respectively.

(b) Board of Directors

In 2022, the Company signed agreements with its four Directors (Cheryl Xu, Paul Field, Charles Allen and Stephen Toovey) which came into effect on July 11, 2023, the date the Company’s IPO Registration Statement was declared effective. Each director is entitled to receive cash compensation of $11,250 quarterly. In addition, the two non-audit committee chairs (Toovey, Field) will receive $1,250 per quarter and the audit committee chair (Allen) will receive an additional $2,000 per quarter. In addition, each director is entitled to receive annual equity-based compensation awards, with the amounts and terms to be determined by the Compensation Committee.

(c) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

(d) Contingent Compensation

Following the Company’s IPO and the conversion of the outstanding debt pursuant to the Knight Debt Conversion Agreement as discussed in Note 7, the Company is obligated to pay Knight a contingent milestone payment of $10 million if the Company sells Arakoda™ or if a Change of Control occurs. The Company accounts for the contingent milestone payment as a derivative liability (See Note 8).

On July 15, 2015, the Company entered into the Exclusive License Agreement with the U.S. Army Medical Materiel Development Activity (the “U.S. Army”), which was subsequently amended (the “U.S. Army Agreement”), in which the Company obtained a license to develop and commercialize the licensed technology with respect to all therapeutic applications and uses excluding radical cure of symptomatic vivax malaria. The term of the U.S. Army Agreement will continue until the expiration of the last to expire of the patent application or valid claim of the licensed technology, or 20 years from the start date of the U.S. Army Agreement, unless terminated earlier by the parties. The Company must make a minimum annual royalty payment of 3% of Net Sales (as defined in the U.S. Army Agreement) for Net Sales less than $35 million, and 5% of Net Sales greater than $35 million, with US government sales excluded from the definition of Net Sales. In addition, the Company must pay fees upon the achievement of certain milestones, including a sales-based milestone fee of $75,000 once cumulative Net Sales from all sources exceeds $6 million. The Company accrues the minimum annual royalty when the related sales occur. During the year ended December 31, 2023, the sales-based milestone target was achieved and therefore the Company has accrued a liability of $75,000 for the related milestone payment, which is reflected in Accounts Payable and Accrued Expenses at March 31, 2024 ($75,000 at December 31, 2023). The achievement of other milestones under the U.S. Army Agreement are not considered probable and thus no accruals for the related milestone payments have been made.

(e) Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2024, which is the date the financial statements were issued.

On April 1, 2024, the Company entered into an Amendment to the Debt Exchange Agreement with Trevally, LLC (“Trevally”), which amends the original agreement with Trevally (executed in January 2023). Pursuant to the Amendment, Trevally agreed to return 120,000 shares of the Company’s common stock, initially issued to Trevally in January 2023 as consideration for agreeing to complete the synthesis of research materials for the Company. Trevally has agreed to return the previously issued shares for no consideration and to complete the previously agreed services on or prior to June 30, 2024.

On April 9, 2024, the Company issued 499,538 shares of common stock upon the exercise of 499,538 Pre-Funded Warrants, for aggregate cash proceeds to the Company of $4,995.

On April 26, 2024, the U.S. Food and Drug Administration (FDA) provided comments on the Company’s protocol of its planned clinical trial that will study the use of tafenoquine in treating babesiosis, submitted to the FDA in February 2024. The FDA had questions and recommendations that will be addressed. The Company plans to continue preparatory actions to facilitate initiation of patient enrollment later in 2024.

On May 3, 2024, the Company indicated to Kentucky Technology Inc, that their report on the potential development of SJ733 + tafenoquine, received on April 5, 2024, was acceptable to the Company. This report was delivered under the shares for services agreement between Kentucky Technology Inc. and the Company.

There have been no other events or transactions during this time which would have a material effect on these consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in certain of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Components of Results of Operations

Product Revenues - net of Discounts and Rebates

To date, we have received the majority of our product revenues from sales of our Arakoda® product to the US Department of Defense (the “DoD”) and resellers in the U.S. and abroad. Foreign sales to both Australia and Europe are further subject to profit sharing agreements for boxes sold to customers. Currently, the procurement contract with the DoD has expired and DoD sales last happened in 2021. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”).

Cost of Revenues, Gross Loss, and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, manufacturing related costs incurred in the production process and inventory write-downs due to expiration.

Other Operating Revenues

Our research revenues have historically been derived mostly from a single, awarded research grant in the amount of $4,999,814 at the beginning of December 2020 (with an additional $720,000 awarded February 26, 2021) from the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense (which may be referred to as “JPEO”) to study Arakoda® in mild-to-moderate COVID-19 patients. A majority of the study was completed in 2021 with the planned lab data analysis and the submission of the final study report completed during the first nine months of 2022. Research revenue was recognized when research expenses against the JPEO grant were recognized at the end of each month. Research revenues do not exceed directly related research expenses for a given period as the grant did not cover additional research beyond the scope of COVID-19.

We also earn research revenues from the Australian Tax Authority for qualified research activities conducted in Australia.

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted R&D services and costs associated with preparation for our Babesiosis trial in 2024 and, in 2023 related to our now halted COVID-19 clinical trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and expensed over the service period as the services are provided. We have also issued shares of our common stock in exchange for research and development services.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries, advertising and promotion expenses, professional services fees, such as consulting, audit, accounting and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.

Interest and Other Income (Expense), Net

Interest expense consists of interest accrued on our debt obligations and related amortization of debt discounts and deferred issuance costs. Other components of other income (expense) include changes in the fair value of financial instruments, gains and losses on extinguishments of debt, and other miscellaneous income (expense). We also earn interest income as a result of cash invested in Federal Deposit Insurance Corporation backed interest bearing accounts.

Results of Operations

Three Months Ended March 31, 2024, and 2023

The following table sets forth our results of operations for the periods presented:

	Three Months Ended
	March 31,
Consolidated Statements of Operations Data:	2024	2023
Product Revenues – net of Discounts and Rebates	$105,674	$17,172
Service Revenues	10,789	-
Product and Service Revenues, net	116,463	17,172
Cost of Revenues	65,437	73,120
Gross Profit (Loss)	51,026	(55,948)
Research Revenues	29,631	4,292
Net Revenue (Loss)	80,657	(51,656)
Operating Expenses:
Research and Development	337,182	123,994
General and Administrative Expenses	1,075,134	775,014
Total Operating Expenses	1,412,316	899,008

Loss from Operations	(1,331,659)	(950,664)

Interest Expense	(1,402)	(1,141,429)
Change in Fair Value of Derivative Liabilities	1,740,847	(5,134)
Loss on Debt Extinguishment	-	(839,887)
Change in Fair Value of Promissory Note	-	339,052
Other Income	20,262	591
Total Interest and Other Income (Expense), net	1,759,707	(1,646,807)
Net Income (Loss) before Provision for Income Taxes	428,048	(2,597,471)
Provision for Income Taxes	63	63
Net Income (Loss) including Noncontrolling Interest	427,985	(2,597,534)

Net (Loss) Gain – Noncontrolling Interest	(2,485)	2,527
Net Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	$430,470	$(2,600,061)

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended
	March 31,
Consolidated Statements of Operations Data:	2024	2023
Product Revenues – net of Discounts and Rebates	90.74%	100.00%
Service Revenues	9.26	-
Product and Service Revenues, net	100.00	100.00
Cost of Revenues	56.19	425.81
Gross Profit (Loss)	43.81	(325.81)
Research Revenues	25.44	24.99
Net Revenue (Loss)	69.26	(300.82)
Operating Expenses:
Research and Development	289.52	722.07
General and Administrative Expenses	923.15	4,513.24
Total Operating Expenses	1,212.67	5,235.31

Loss from Operations	(1,143.42)	(5,536.13)

Interest Expense	(1.20)	(6,647.04)
Change in Fair Value of Derivative Liabilities	1,494.76	(29.90)
Loss on Debt Extinguishment	-	(4,891.03)
Change in Fair Value of Promissory Note	-	1,974.45
Other Income	17.40	3.44
Total Interest and Other Income (Expense), net	1,510.96	(9,590.07)
Net Income (Loss) before Provision for Income Taxes	367.54	(15,126.20)
Provision for Income Taxes	0.05	0.37
Net Income (Loss) including Noncontrolling Interest	367.49	(15,126.57)

Net (Loss) Gain – Noncontrolling Interest	(2.13)	14.72
Net Income (Loss) – attributed to 60 Degrees Pharmaceuticals, Inc.	369.62%	(15,141.28)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Product Revenues - net of Discounts and Rebates, Service Revenues, Cost of Revenues, Gross Profit (Loss), and Gross Margin

	Three Months Ended
	March 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$105,674	$17,172	$88,502	515.39%
Service Revenues	10,789	-	10,789	N/A
Product and Service Revenues, net	116,463	17,172	99,291	578.21
Cost of Revenues	65,437	73,120	(7,683)	(10.51)
Gross Profit (Loss)	$51,026	$(55,948)	$106,974	(191.20)%
Gross Margin %	43.81%	(325.81)%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $105,674 for the three months ended March 31, 2024, as compared to $17,172 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our U.S. pharmaceutical distributor accounted for 99% of our total net product sales and Kodatef sales to our Australian distributor accounted for 1% of total net product sales ((112%) and 212% for the three months ended March 31, 2023, respectively). Domestic, commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% along with a $5,500 fixed monthly fee that started in 2023. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large PBMs that allow patients to purchase Arakoda® at a discount. The rebate associated with PBMs ranges from 30 to 41.25% depending on the amount of coverage provided. For the three months ended March 31, 2024, discounts and rebates were $94,869 compared to $25,499 for the three months ended March 31, 2023.

Arakoda® entered the U.S. civilian supply chain in the third quarter of 2019. For the three months ended March 31, 2023, 183 boxes were sold to pharmacies and dispensaries. Sales volume increased by 458% to 1,022 boxes sold to pharmacies and dispensaries for the three months ended March 31, 2024. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda® for treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties more closely to the growth in discounts and rebates previously discussed than our reported sales to our 3PL.

Kodatef sales to our distributor Biocelect in Australia for the three months ended March 31, 2024 were $1,004 ($36,438 for the three months ended March 31, 2023). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. The most recent sale of boxes to Biocelect reached profit share at the end of Q1 2024. Biocelect reported 270% year-over-year growth, the equivalent of 665 boxes sold for the three months ended March 31, 2024, compared to 179.5 boxes for the three months ended March 31, 2023. As of March 31, 2024, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 1,549 boxes. While growth in Australia is similarly positive to that in the US, Biocelect has achieved that growth by competing directly with Malarone in terms of price in their market for the approved antimalarial prophylaxis indication. As of March 31, 2024, $1,004 of profit share was due to us ($0 as of December 31, 2023).

Service Revenues

During the three months ended March 31, 2024, we recognized $10,789 in service revenue in association with the final payment from the United States Army Medical and Materiel Development Activity (USAMMDA) for storing Arakoda® purchases ($0 for the three months ended March 31, 2023). The revenue for the three months ended March 31, 2024 is related to the final resolution of storage fees payable from the USAMMDA. As the contract ended on August 31, 2022, additional storage revenue is not expected in the near future.

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues was $65,437 for the three months ended March 31, 2024, as compared to $73,120 for the three months ended March 31, 2023. While net product sales increased over the same periods, the decrease in cost of goods sold is primarily attributable to the fixed part of cost of goods. As sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price. Due to these factors, the Gross Margin % increased significantly from (325.81%) to 43.81%.

Other Operating Revenues

	Three Months Ended
	March 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research Revenues	$29,631	$4,292	$25,339	590.38%

The research revenues earned by us were $29,631 for the three months ended March 31, 2024, as compared to $4,292 for the three months ended March 31, 2023. Our research revenues for the periods presented consist entirely of projected research revenues from the Australian Tax Authority for research activities conducted in Australia.

Operating Expenses

	Three Months Ended
	March 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research and Development	$337,182	$123,994	$213,188	171.93%
General and Administrative Expenses	1,075,134	775,014	300,120	38.72
Total Operating Expenses	$1,412,316	$899,008	$513,308	57.10%

Research and Development

Research and development costs increased during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. Research and development costs incurred during the three months ended March 31, 2023 consisted of initiation costs related to our Phase IIB COVID-19 clinical trial, which was then suspended in the fourth quarter of 2023. As such, we incurred $940 of COVID-19-related trial costs for the three months ended March 31, 2024 ($105,527 for the three months ended March 31, 2023). We incurred $186,091 in costs related to our planned babesiosis trial for tafenoquine during the three months ended March 31, 2024 ($0 during the three months ended March 31, 2023).

General and Administrative Expenses

For the three months ended March 31, 2024, our general and administrative expenses increased by 38.72% or $300,120 from the three months ended March 31, 2023. During the three months ended March 31, 2024, we incurred higher compensation expenses as a result of compensation arrangements with our directors, which came into effect in July 2023. Pursuant to these arrangements, we recognized $49,500 in cash compensation to our directors during the three months ended March 31, 2024 ($0 for the three months ended March 31, 2023). Additionally, during the three months ended March 31, 2024, we incurred $208,005 in audit, legal and professional fees, $147,920 of insurance expenses, and $104,064 of sales, advertising and promotion expenses (up from $80,750, $21,093, and $36,604 for the three months ended March 31, 2023, respectively).

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Interest Expense	$(1,402)	$(1,141,429)	$1,140,027	(99.88)%
Change in Fair Value of Derivative Liabilities	1,740,847	(5,134)	1,745,981	(34,008.20)
Loss on Debt Extinguishment	-	(839,887)	839,887	(100.00)
Change in Fair Value of Promissory Note	-	339,052	(339,052)	(100.00)
Other Income	20,262	591	19,671	3,328.43
Total Interest and Other Income (Expense), net	$1,759,707	$(1,646,807)	$3,406,514	(206.86)%

Interest Expense

For the three months ended March 31, 2024, we recognized $1,402 of interest expense ($1,141,429 for the three months ended March 31, 2023). The decrease in interest expense is the result of the settlement or conversion of a majority of our outstanding debt obligations upon the closing of our initial public offering (“IPO”) on July 14, 2023. Cash paid for interest expense was $2,193 and $2,193 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2024, we recognized a gain on the change in fair value of derivative liabilities of $1,780,847 compared to a loss of ($5,134) for the three months ended March 31, 2023. For the three months ended March 31, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda® or a Change of Control. We use a Monte-Carlo simulation model to estimate the fair value of this derivative liability, which uses assumptions such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. The fair value is inversely related to the net present value of future investments into the Company and anticipated timing to profitability within our budget models. For the three months ended March 31, 2023, derivative liabilities consisted of bridge shares, certain warrants, and embedded conversion features in our convertible notes.

Loss on Debt Extinguishment

The $839,887 loss on debt extinguishment for the three months ended March 31, 2023 relates to the conversion of the cumulative outstanding debt pursuant to the Knight Debt Conversion Agreement in January 2023. As previously discussed, a majority of our debt obligations were settled or converted into equity on the closing of our IPO in the third quarter of 2023. There were no extinguishments of debt during the three months ended March 31, 2024.

Change in Fair Value of Promissory Note

For the three months ended March 31, 2023, we recognized a $339,052 gain related to the change in fair value of the promissory note with Knight, which was measured at fair value on a recurring basis beginning in January 2023. Upon the closing of the IPO, the promissory note converted into equity shares in full satisfaction of the outstanding principal and accrued interest. As such, the debt is no longer outstanding and hence we recorded a $0 change in fair value for the three months ended March 31, 2024.

Other Income

For the three months ended March 31, 2024, we recognized $20,262 in other income compared to $591 for the three months ended March 31, 2023. As a result of the IPO, we now earn interest income as certain cash proceeds are invested in Federal Deposit Insurance Corporation backed interest bearing accounts. During the three months ended March 31, 2024, we recognized interest income of $21,888 ($1,985 during the three months ended March 31, 2023).

Liquidity and Capital Resources

For the three months ended March 31, 2024 and 2023, our net cash used in operating activities was $1,140,438 and $412,678, respectively and the cash balance was $2,894,700 as of March 31, 2024 ($2,142,485 as of December 31, 2023). To date, we have funded our operations through debt and equity financings. Based on current internal projections, taking into consideration the net proceeds of approximately $1.9 million received in connection with the offering completed in January 2024, recent growth in Arakoda® sales, and preparatory clinical trial activities, we estimate that we will have sufficient funds to remain viable through October 31, 2024. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

As of March 31, 2024, we had an accumulated deficit of $32,150,380. In their audit report for the fiscal year ended December 31, 2023, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing.

The audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2022, respectively, included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. The accompanying consolidated condensed financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, we have not demonstrated the ability to generate enough revenues to date to cover operating expenses and have accumulated losses to date. This condition, among others, raises substantial doubt about our ability to continue as a going concern for one year from the date these consolidated condensed financial statements are issued.

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

Our consolidated condensed financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2024:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on debt arrangements	$150,000	$-	$1,498	$6,631	$141,871
Interest obligations on debt arrangements	110,697	8,772	16,046	10,913	74,966
Accounts payable and accrued expenses	529,449	529,449	-	-	-
Total	$790,146	$538,221	$17,544	$17,544	$216,837

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the achievement of certain milestones. These contingent milestones may or may not be achieved. We have not included any of these amounts in the table above as we cannot estimate or predict when, or if, these amounts will become due.

Cash Flows

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Net Cash Provided By (Used In):
Operating Activities	$(1,140,438)	$(412,678)	$(727,760)	176.35%
Investing Activities	(9,814)	(3,292)	(6,522)	198.12
Financing Activities	1,903,291	182,388	1,720,903	943.54
Effect of Exchange Rate Changes on Cash	(824)	(1,290)	466	(36.12)
Net Increase (Decrease) in Cash	$752,215	$(234,872)	$987,087	(420.27)%

Cash Used in Operating Activities

Net cash used in operating activities was $1,140,438 for the three months ended March 31, 2024, as compared to $412,678 for the three months ended March 31, 2023. Our net cash used in operating activities increased, primarily due to higher general and administrative expenses at $1,075,134 for the three months ended March 31, 2024 ($775,014 for the three months ended March 31, 2023), primarily due to higher audit, legal, and professional fees, insurance expenses, and advertising and promotion costs, as discussed above. In addition, we incurred higher research and development costs at $337,182 for the three months ended March 31, 2024 ($123,994 for the three months ended March 31, 2023), primarily related to launch activities for our tafenoquine-babesiosis trial.

Cash Used in Investing Activities

Net cash used in investing activities was $9,814 for the three months ended March 31, 2024, as compared to $3,292 for the three months ended March 31, 2023. The increase in cash used in investing activities is primarily due to cash paid of $9,088 for capitalized website development costs for the three months ended March 31, 2024 associated with enhancements to the functionality of our corporate website ($0 for the three months ended March 31, 2023), partially offset by lower capitalized patent costs of $726 for the three months ended March 31, 2024 ($3,292 for the three months ended March 31, 2023).

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,903,291 for the three months ended March 31, 2024, as compared to $182,388 for the three months ended March 31, 2023. The increase in net cash provided by financing activities is largely attributable to net proceeds of $1,914,495 in connection with our common stock and warrant offering received on January 31, 2024. Cash provided by financing activities for the three months ended March 31, 2023 was due to advances from related parties totaling $200,000, partially offset by deferred offering costs paid prior to our IPO of $17,612.

Effect of Foreign Currency Translation on Cash

Our foreign operations were small relative to U.S. operations for the three months ended March 31, 2024 and March 31, 2023, thus effects of foreign currency translation have been minor.

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

Revenue Recognition

We receive revenues from sales of our Arakoda® product to the DoD and resellers in the U.S. and abroad. We record deferred revenues for any advances and then recognize revenue upon shipment to the retailer who orders product for a specific customer. We record a receivable for any amounts to be received pursuant to such sales. We record revenues from product sales at the net sales price, or “transaction price,” which may include estimates of variable consideration that result from anticipated product returns, generally based on historical return data.

Inventory

We report inventories at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs we incur in bringing the inventories to their present location and condition. We use the Specific Identification method per lot. A box price is calculated per lot number and sales are recognized by their lot number.

We regularly monitor our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and record write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. We charge any write-downs of inventories to Cost of Revenues in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815 (excluding certain warrants issued in connection with the IPO). As of March 31, 2024, our derivative financial instruments consist of contingent payment arrangements.

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

Off-Balance Sheet Arrangements

During 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

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

Our management concluded that as of March 31, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2024:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended March 31, 2024.

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

None.

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

There has been no material change in the planned use of proceeds from such use as described in the Registration Statement.

As of March 31, 2024, we have utilized approximately $5,870,000 of the net proceeds as follows:

●	$3,162,000 for working capital and general corporate purposes;

●	$1,783,000 for debt repayment; and

●	$925,000 research and development (clinical trials and related activities).

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

The Company has evaluated subsequent events through May 15, 2024, which is the date the financial statements were issued.

On April 1, 2024, the Company entered into an Amendment to the Debt Exchange Agreement with Trevally, LLC (“Trevally”), which amends the original agreement with Trevally (executed in January 2023). Pursuant to the Amendment, Trevally agreed to return 120,000 shares of the Company’s common stock, initially issued to Trevally in January 2023 as consideration for agreeing to complete the synthesis of research materials for the Company. Trevally has agreed to return the previously issued shares for no consideration and to complete the previously agreed services on or prior to June 30, 2024.

On April 9, 2024, the Company issued 499,538 shares of common stock upon the exercise of 499,538 Pre-Funded Warrants, for aggregate cash proceeds to the Company of $4,995.

On April 26, 2024, the U.S. Food and Drug Administration (FDA) provided comments on the Company’s protocol of its planned clinical trial that will study the use of tafenoquine in treating babesiosis, submitted to the FDA in February 2024. The FDA had questions and recommendations that will be addressed. The Company plans to continue preparatory actions to facilitate initiation of patient enrollment later in 2024.

On May 3, 2024, the Company indicated to Kentucky Technology Inc, that their report on the potential development of SJ733 + tafenoquine, received on April 5, 2024, was acceptable to the Company. This report was delivered under the shares for services agreement between Kentucky Technology Inc. and the Company.

There have been no other events or transactions during this time which would have a material effect on these consolidated condensed financial statements.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1#	Form of Warrant.
4.2#	Form of Pre-Funded Warrant.
4.3#	Representative Warrant dated as of January 31, 2024 issued by the Company to WallachBeth Capital LLC.
4.4#	Warrant Agent Agreement dated as of January 31, 2024, by and between the Company and Equity Stock Transfer, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Incorporated by reference to the same exhibit number in the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on February 2, 2024.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: May 15, 2024	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 15, 2024	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)