Form 10-Q
period 2024-06-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2024-08-14
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 14, 2024, the registrant had a total of 1,768,337 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,576,602	$2,142,485
Accounts Receivable	296,370	231,332
Prepaid and Other Assets	1,458,293	4,402,602
Deferred Offering Costs	5,860	-
Inventory (Note 3)	426,020	466,169
Total Current Assets	3,763,145	7,242,588
Property and Equipment, net (Note 4)	159,591	57,761
Other Assets:
Right of Use Asset (Note 11)	-	13,517
Long-Term Prepaid Expense	154,412	242,647
Intangible Assets, net (Note 5)	250,103	227,258
Total Other Assets	404,515	483,422
Total Assets	$4,327,251	$7,783,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$643,375	$506,206
Lease Liability (Note 11)	-	13,650
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	567,050	2,306,796
Total Current Liabilities:	1,219,197	2,835,424
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	148,670	150,251
Total Long-Term Liabilities	148,670	150,251
Total Liabilities	1,367,867	2,985,675
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 78,803 and 78,803 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (Note 6)	9,858,040	9,858,040
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 1,017,198 and 484,187 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively(1) (Note 6)	102	48
Additional Paid-in Capital(1)	29,365,567	27,457,335
Accumulated Other Comprehensive Income	134,804	135,561
Accumulated Deficit	(36,323,135)	(32,580,850)
60P Shareholders’ Equity:	3,035,378	4,870,134
Noncontrolling Interest	(75,994)	(72,038)
Total Shareholders’ Equity	2,959,384	4,798,096
Total Liabilities and Shareholders’ Equity	$4,327,251	$7,783,771

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024. See Note 12 - Subsequent Events for more information.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Product Revenues – net of Discounts and Rebates	$124,972	$59,532	$230,646	$76,704
Service Revenues	-	-	10,789	-
Product and Service Revenues, net	124,972	59,532	241,435	76,704
Cost of Revenues	89,564	183,977	155,001	257,097
Gross Profit (Loss)	35,408	(124,445)	86,434	(180,393)
Research Revenues	728	3,116	30,359	7,408
Net Revenue (Loss)	36,136	(121,329)	116,793	(172,985)

Operating Expenses:
Research and Development	3,095,326	203,872	3,432,508	327,866
General and Administrative Expenses	1,129,560	462,795	2,204,694	1,237,809
Total Operating Expenses	4,224,886	666,667	5,637,202	1,565,675

Loss from Operations	(4,188,750)	(787,996)	(5,520,409)	(1,738,660)

Interest Expense	(3,621)	(1,099,656)	(5,023)	(2,241,085)
Derivative Expense	-	(399,725)	-	(399,725)
Change in Fair Value of Derivative Liabilities	(1,101)	7,968	1,739,746	2,834
Loss on Debt Extinguishment	-	-	-	(839,887)
Change in Fair Value of Promissory Note	-	(1,064,849)	-	(725,797)
Other Income, net	19,684	730	39,946	1,321
Total Interest and Other Income (Expense), net	14,962	(2,555,532)	1,774,669	(4,202,339)
Loss from Operations before Provision for Income Taxes	(4,173,788)	(3,343,528)	(3,745,740)	(5,940,999)
Provision for Income Taxes (Note 9)	438	63	501	126
Net Loss including Noncontrolling Interest	(4,174,226)	(3,343,591)	(3,746,241)	(5,941,125)
Net Loss – Noncontrolling Interest	(1,471)	(7,036)	(3,956)	(4,509)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(4,172,755)	(3,336,555)	(3,742,285)	(5,936,616)

Comprehensive Loss:
Net Loss	(4,174,226)	(3,343,591)	(3,746,241)	(5,941,125)
Unrealized Foreign Currency Translation Gain (Loss)	3,137	(374)	(757)	(1,664)
Total Comprehensive Loss	(4,171,089)	(3,343,965)	(3,746,998)	(5,942,789)

Net Loss – Noncontrolling Interest	(1,471)	(7,036)	(3,956)	(4,509)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(4,169,618)	(3,336,929)	(3,743,042)	(5,938,280)

Cumulative Dividends on Series A Preferred Stock	(117,881)	-	(235,762)	-
Net Loss - attributed to Common Shareholders	$(4,287,499)	$(3,336,929)	$(3,978,804)	$(5,938,280)

Net Loss per Common Share:
Basic and Diluted (1)	$(4.23)	$(16.84)	$(4.28)	$(30.44)
Weighted average number of common shares outstanding
Basic and Diluted (1)	1,014,779	198,170	929,252	195,109

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024. See Note 12 - Subsequent Events for more information.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	For the Three and Six Months Ended June 30, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2023	78,803	$9,858,040	484,187	$48	$27,457,335	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs	-	-	438,414	44	1,898,252		-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	41,630	4	4,991	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	16,001	2	(2)	-		-	-	-
Net foreign translation loss	-	-	-	-	-	-	(3,894)	(3,894)	-	(3,894)
Net income (loss)	-	-	-	-	-	430,470	-	430,470	(2,485)	427,985
Balance— March 31, 2024 (unaudited)	78,803	$9,858,040	980,232	98	29,360,576	(32,150,380)	131,667	7,200,001	(74,523)	7,125,478
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	41,629	4	4,991	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	5,337	1	(1)	-	-	-	-	-
Voluntary return of shares issued to vendor for services	-	-	(10,000)	(1)	1	-	-	-	-	-
Net foreign translation gain	-	-	-	-	-	-	3,137	3,137	-	3,137
Net loss	-	-	-	-	-	(4,172,755)	-	(4,172,755)	(1,471)	(4,174,226)
Balance— June 30, 2024 (unaudited)	78,803	$9,858,040	1,017,198	$102	$29,365,567	$(36,323,135)	$134,804	$3,035,378	$(75,994)	$2,959,384

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024. See Note 12 - Subsequent Events for more information.

	For the Three and Six Months Ended June 30, 2023
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2022	-	$-	198,836	$20	$5,164,680	$(28,815,148)	$73,708	$(23,576,740)	$(572,320)	$(24,149,060)
Cancellation of common stock	-	-	(120,919)	(12)	12	-	-	-	-	-
Share-based compensation to vendors for services	-	-	120,253	12	5,378,896	-	-	5,378,908	-	5,378,908
Net foreign translation loss	-	-	-	-	-	-	(1,290)	(1,290)	-	(1,290)
Net (loss) income	-	-	-	-	-	(2,600,061)	-	(2,600,061)	2,527	(2,597,534)
Balance— March 31, 2023 (unaudited)	-	-	198,170	20	10,543,588	(31,415,209)	72,418	(20,799,183)	(569,793)	(21,368,976)
Net foreign translation loss	-	-	-	-	-	-	(374)	(374)	-	(374)
Net Loss	-	-	-	-	-	(3,336,555)	-	(3,336,555)	(7,036)	(3,343,591)
Balance— June 30, 2023 (unaudited)	-	$-	198,170	$20	$10,543,588	$(34,751,764)	$72,044	$(24,136,112)	$(576,829)	$(24,712,941)

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024. See Note 12 - Subsequent Events for more information.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,746,241)	$(5,941,125)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	1,943	13,802
Amortization	17,679	13,192
Amortization of Debt Discount	-	645,336
Amortization of ROU Asset	13,517	24,500
Amortization of Note Issuance Costs	-	64,239
Amortization of Capitalized Share-Based Payments	2,878,035	534,408
Share-Based Compensation to Vendors for Services	-	277,605
Loss on Debt Extinguishment	-	839,887
Change in Fair Value of Derivative Liabilities	(1,739,746)	(2,834)
Derivative Expense	-	399,725
Change in Fair Value of Promissory Note	-	725,797
Write-offs of Capitalized Patents	8,378	-
Inventory Reserve	-	52,301
Changes in Operating Assets and Liabilities:
Accounts Receivable	(65,038)	(79,505)
Prepaid and Other Assets	154,509	(35,507)
Inventory	40,149	762
Accounts Payable and Accrued Liabilities	123,396	299,653
Accrued Interest	(1,581)	1,426,049
Reduction of Lease Liability	(13,650)	(24,453)
Deferred Compensation	-	40,000
Net Cash Used in Operating Activities	(2,328,650)	(726,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(28,298)	(15,419)
Purchases of Fixed Assets	(90,000)	-
Acquisition of Intangibles	(22,075)	(6,000)
Net Cash Used in Investing Activities	(140,373)	(21,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	1,914,513	-
Payment of Deferred Offering Costs	(16,217)	(146,544)
Payment of Deferred Offering Costs for Proposed Offering	(5,860)	-
Proceeds from Exercise of Pre-Funded Warrants	9,990	-
Proceeds from Notes Payable	-	650,000
Proceeds from Advances - Related Party	-	250,000
Repayment of Related Party Advances	-	(250,000)
Net Cash Provided by Financing Activities	1,902,426	503,456

Effect of Exchange Rate Changes on Cash	714	(1,664)

Change in Cash	(565,883)	(245,795)
Cash—Beginning of Period	2,142,485	264,865
Cash—End of Period	$1,576,602	$19,070

NONCASH INVESTING/FINANCING ACTIVITIES
Capitalized Share-Based Payments to Vendors	$-	$4,908,658
Fair Value of Warrants Issued to Underwriters	$71,364	$-
Purchases of Fixed Assets included in Accounts Payable	$13,773	$-
Additions to ROU Assets for Lease Renewal	$-	$50,922
Additions to Lease Liabilities for Lease Renewal	$-	$50,570
Debt Discount Recorded in Connection with Derivative Liabilities	$-	$650,000
Stock Issued for Payment of Deferred Compensation	$-	$325,000
Stock Issued for Acquisition of Intangibles	$-	$33,895

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

60 Degrees Pharmaceuticals, Inc. was incorporated in Delaware on June 1, 2022 and merged on the same day with 60 Degrees Pharmaceuticals, LLC, a District of Columbia limited liability company organized on September 9, 2010. 60 Degrees Pharmaceuticals, Inc. and its subsidiary (referred to collectively as the “Company”, “60P”, or “60 Degrees Pharmaceuticals”) is a specialty pharmaceutical company that specializes in the development and marketing of new medicines for the treatment and prevention of infectious diseases. 60P achieved FDA approval of its lead product, ARAKODA® (tafenoquine), for malaria prevention, in 2018. Currently, 60P’s pipeline under development covers development programs for tick-borne fungal and other viral diseases utilizing three of the Company’s future products: (i) new products that contain the Arakoda regimen of tafenoquine; (ii) new products that contain tafenoquine; and (iii) celgosivir. The Company’s headquarters are located in Washington, D.C., with a majority-owned subsidiary in Australia.

(a) Initial Public Offering

On July 14, 2023, the Company closed its initial public offering consisting of 117,925 units at a price of $63.60 per unit for $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated offering expenses paid by the Company at closing (the “IPO”). Each unit consisted of one share of common stock of the Company, par value $0.0001 per share, one tradeable warrant to purchase one share of common stock at an exercise price of $73.14 per share (a “Tradeable Warrant”), and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $76.32 per share (a “Non-tradeable Warrant”). The Tradeable Warrants and Non-Tradeable Warrants were immediately exercisable on the date of issuance and will expire five years from the date of issuance (July 12, 2023 to July 12, 2028).

The Company granted the underwriters a 45-day over-allotment option to purchase up to 17,689 shares of the Company’s common stock at a price of $63.36 per share and/or 17,689 Tradeable Warrants at a price of $0.12 per Tradeable Warrant and/or 17,689 Non-tradeable Warrants at $0.12 per Non-tradeable Warrant, or any combination thereof (the “IPO Over-Allotment”). On July 13, 2023, the underwriters partially exercised the Over-Allotment and purchased an additional 8,387 Tradeable Warrants and 8,387 Non-tradeable Warrants. The Company also issued to the underwriters warrants to purchase 7,076 shares of the Company’s common stock, at an exercise price of $69.96 per share, equal to 110% of the offering price per unit (the “IPO Representative Warrants”). The Representative Warrants are exercisable for a period of five years from the date of issuance (July 14, 2023 to July 14, 2028).

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

(b) Going Concern

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

On June 30, 2024, the Company had cash and cash equivalents totaling $1,576,602, as compared to cash and cash equivalents totaling $2,142,485 at December 31, 2023. During the six months ended June 30, 2024, the Company used $2,328,650 of cash in its operating activities.

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

The Company’s capital commitments over the next twelve months include interest obligations on the Company’s debt arrangements of $8,772 and $643,375 to satisfy current accounts payable and accrued expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The financial statements of 60P and its subsidiary are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 due to various factors. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022, included in the Company’s annual report on Form 10-K, as filed with the SEC on April 1, 2024 (the “Annual Report”). Certain information and footnote disclosures that would substantially duplicate the disclosures contained in the Annual Report have been omitted.

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

(d) Reverse Stock Split

Following stockholder approval in July 2024, the Company effected a reverse stock split at a ratio of 1:12 (the “Reverse Stock Split”), which was effective as of August 12, 2024 (See Note 12 – Subsequent Events). Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated condensed financial statements have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

(e) Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Based on the Company’s history there has been no need to make a recording to Allowance for Doubtful Accounts. Most of the Company’s revenue has been earned via government contracts, an Australian pharmaceutical distributor, and a large American pharmaceutical distributor. There was no allowance as of June 30, 2024 or December 31, 2023. As the Company continues to engage with smaller distributors, we will continue to analyze whether an allowance should be established. As of June 30, 2024, the American pharmaceutical distributor accounted for 96% of the accounts receivable balance (79% as of December 31, 2023) and the US government accounted for none of the outstanding accounts receivable balance (13% as of December 31, 2023).

(f) Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs that have been incurred in bringing the inventories to their present location and condition. The Company uses the Specific Identification method per lot. A box price is calculated per lot number and sales are recognized by their lot number.

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to Cost of Revenues in the Consolidated Condensed Statements of Operations and Comprehensive Loss. During the three months ended June 30, 2024 and 2023, write-downs for expired inventory totaled $16,684 and $111,220, respectively ($17,325 and $116,611 for the six months ended June 30, 2024 and 2023, respectively).

(g) Derivative Liabilities

The Company assesses the classification of its derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of June 30, 2024, the Company’s derivative financial instruments consist of contingent payment arrangements.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. The Company uses a Monte Carlo simulation model or a probability-weighted discounted cash flow model to determine the fair value of these instruments.

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

(h) Equity-Classified Warrants

As of June 30, 2024, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At June 30, 2024, significant customers represented 100% of receivables (consisting of two customers and one significant customer at 96%). At December 31, 2023, significant customers represented 92% of receivables (consisting of three customers and two significant customers at 79% and 13%, respectively). For the three months ended June 30, 2024, 92% of total net revenues (consisting of three customers and one significant customer) were generated from significant customers. For the three months ended June 30, 2023, 100% of total net revenues (consisting of one significant customer) were generated from significant customers. For the six months ended June 30, 2024, 95% of total net revenues (consisting of three customers and one significant customer) were generated from significant customers. For the six months ended June 30, 2023, 100% of total net revenues (consisting of two significant customers) were generated from significant customers.

Currently, the Company has exclusive relationships with distributors in Australia and Europe. A failure to perform by any of our current distributors would create disruption for patients in those markets.

Since the Company first started working on tafenoquine all inventory has been acquired in a collaborative relationship from a sole vendor. Should the vendor cease to supply tafenoquine, it would take significant costs and efforts to rebuild the supply chain with a new sole vendor sourcing the active pharmaceutical ingredient (“API”).

(j) Business Segments

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

(k) Revenue Recognition

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

(l) Research and Development Costs

The Company accounts for research and development costs in accordance with FASB ASC Subtopic No. 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, research and development costs are expensed as incurred. Accordingly, internal research and development costs are expensed as incurred. Prepayments for research and development services are deferred and amortized over the service period as the services are provided. Advance payments for specific materials, equipment, or facilities determined to have no alternative future use are initially deferred and recognized as research and development expense when the related goods are delivered.

The Company recorded $3,095,326 and $203,872 in research and development expense during the three months ended June 30, 2024 and 2023, respectively, ($3,432,508 and $327,866 for the six months ended June 30, 2024 and 2023, respectively).

(m) Fair Value of Financial Instruments and the Fair Value Option (“FVO”)

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

The Company may choose to elect the FVO for certain eligible financial instruments, such as certain Promissory Notes, in order to simplify the accounting treatment. Items for which the FVO has been elected are presented at fair value in the Consolidated Condensed Balance Sheets and any change in fair value unrelated to credit risk is recorded in Other Expense, net in the Consolidated Condensed Statements of Operations and Comprehensive Loss. Changes in fair value related to credit risk are recognized in Other Comprehensive Income (Loss). As a result of the completion of the IPO in July 2023, all financial instruments for which the FVO was elected were extinguished. See Note 7 for more information on the extinguishment of the Promissory Notes.

The Company’s financial instruments recorded at fair value on a recurring basis at June 30, 2024, and December 31, 2023 include Derivative Liabilities, which are carried at fair value based on Level 3 inputs. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$567,050	$567,050
Total	$-	$-	$567,050	$567,050

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$2,306,796	$2,306,796
Total	$-	$-	$2,306,796	$2,306,796

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs outstanding during the three and six months ended June 30, 2024 and 2023 are presented in Note 7 (Debt) and Note 8 (Derivative Liabilities), respectively.

(n) Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

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

As of June 30, 2024, and December 31, 2023, the fair value of Cash and Cash Equivalents, Accounts Receivable, Prepaid Expenses and Other Current Assets, and Accounts Payable and Accrued Expenses approximated their carrying values due to the short-term nature of these assets and liabilities.

(o) Foreign Currency Transactions and Translation

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate								As of
	Three Months Ended June 30,				Six Months Ended June 30,				June 30,		December 31,
Currency	2024		2023		2024		2023		2024		2023
1 AUD =	0.66	USD	0.67	USD	0.66	USD	0.68	USD	0.67	USD	0.68	USD

(p) Reclassifications

Certain prior period interim amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated condensed results of operations and comprehensive loss, shareholders’ equity (deficit), or cash flows.

(q) Share-Based Payments

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan also referred to as (“2022 Plan”). The 2022 Plan and related share-based awards are discussed more fully in Note 10.

The Company accounts for share-based payments in accordance with ASC Subtopic 718, Compensation - Stock Compensation (“ASC 718”). The Company measures compensation for all share-based payment awards granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The grant date is determined based on the date when a mutual understanding of the key terms of the share-based awards is established. The Company accounts for forfeitures as they occur.

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

(r) Leases

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

(s) Net Loss per Common Share

Net Loss per Common Share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period. The Company has included the Pre-Funded Warrants issued in January 2024 (See Note 6) in its computation of basic and diluted net loss per share due to the nominal exercise price of $0.12 per share. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as an addition to net loss or a reduction of net income in determining basic and diluted net loss attributable to common stockholders.

As the Company reported a net loss for all periods presented, the calculation of diluted net loss per common share is the same as basic net loss per common share.

As a result of the Reverse Stock Split, which was effective as of August 12, 2024 (See Note 12 – Subsequent Events), all shares of outstanding common stock and net loss per common share calculations have been retroactively adjusted for all periods presented.

(t) Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

(u) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 14, 2024, which is the date the consolidated condensed financial statements were issued. See Note 12.

(v) Recently Issued Accounting Pronouncements

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

3. INVENTORY

Inventory consists of the following major classes:

	June 30, 2024	December 31, 2023
Work in Process	$307,047	$278,987
Finished Goods	118,973	187,182
Inventory	$426,020	$466,169

4. PROPERTY AND EQUIPMENT

As of June 30, 2024 and December 31, 2023, Property and Equipment, net consists of:

	June 30, 2024	December 31, 2023
Lab Equipment	$233,411	$132,911
Machinery	55,800	55,800
Computer Equipment	7,000	14,084
Furniture	3,030	3,030
Property and Equipment, at cost	299,241	205,825
Accumulated Depreciation	(139,650)	(148,064)
Property and Equipment, Net	$159,591	$57,761

Machinery of $55,800 and Lab Equipment of $67,000 have not yet been placed into service and therefore depreciation has not commenced as of June 30, 2024. Depreciation expense for the three months ended June 30, 2024 and 2023 was in the amount of $1,536 and $6,901, respectively ($1,943 and $13,802 for the six months ended June 30, 2024 and 2023, respectively).

5. INTANGIBLE ASSETS

As of June 30, 2024 and December 31, 2023, Intangible Assets, net consists of:

	June 30, 2024	December 31, 2023
Patents	$203,938	$185,595
Website Development Costs	101,323	79,248
Intangible Assets, at cost	305,261	264,843
Accumulated Amortization	(55,158)	(37,585)
Intangible Assets, net	$250,103	$227,258

During the three months ended June 30, 2024 and 2023, the Company capitalized website development-related costs of $12,987 and $6,000, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com ($22,075 and $39,895 for the six months ended June 30, 2024 and 2023, respectively). Amortization expenses for the three months ended June 30, 2024 and 2023 were in the amounts of $9,472 and $6,017, respectively ($17,679 and $13,192 for the six months ended June 30, 2024 and 2023, respectively). During the three months ended June 30, 2024 and 2023, there were no write-downs for expired or obsolete patents ($8,378 and $0 for the six months ended June 30, 2024 and 2023, respectively).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of June 30, 2024:

Period	Patents	Website Development Costs
2024 (remaining six months)	$3,414	$16,887
2025	6,829	30,661
2026	6,829	11,332
2027	6,829	2,453
2028	6,829	-
Thereafter	49,948	-
Total	$80,678	$61,333

The Company has recorded $110,196 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of June 30, 2024, 1,017,198 shares of common stock and 78,803 shares of Series A Preferred Stock are issued and outstanding.

Following stockholder approval in July 2024, on July 30, 2024, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:12 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of August 12, 2024. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock, or the number of issued and outstanding shares of Series A Preferred Stock. All references to numbers of shares of the Company’s common stock and per share information have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split. See Note 12 – Subsequent Events for further details.

(a) Common Stock

In January and March 2023, the Board of Directors, with the consent of Tyrone Miller and Geoffrey S. Dow, respectively, approved resolutions to cancel an aggregate of 16,009 shares of common stock issued to Tyrone Miller and 104,910 shares of common stock issued to the Geoffrey S. Dow Revocable Trust to allow the Company to issue new shares to vendors in exchange for valuable services to be provided for use in the Company’s operations. The cancelled shares represented approximately 61% of the issued and outstanding shares as of December 31, 2022.

In January and March 2023, the Company issued a total of 120,253 shares of common stock to certain vendors as payment for services rendered or to be provided to the Company.

On January 29, 2024, the Company, entered into an Underwriting Agreement with WallachBeth Capital LLC (the “Underwriting Agreement”), relating to the Company’s public offering (the “January 2024 Offering”) of 438,409 units (the “Units”) at an offering price of $4.62 per Unit and 83,259 pre-funded units (the “Pre-Funded Units”) at an offering price of $4.50 per Pre-Funded Unit. Each Unit consisted of one share of common stock and one warrant exercisable for one share of common stock (the “Warrants”). Each Warrant has an exercise price of $5.082 per share (110% of the offering price per Unit), is exercisable immediately upon issuance and expires five years from the date of issuance. Each Pre-Funded Unit consists of one pre-funded warrant exercisable for one share of common stock (the “Pre-Funded Warrant”) and one warrant identical to the Warrants included in the Units. The purchase price of each Pre-Funded Unit was equal to the price per Unit sold to the public in the offering, minus $0.12, and the exercise price of each Pre-Funded Warrant is $0.12 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The Company granted WallachBeth Capital LLC an option, exercisable within 45 days after the closing of the offering, to purchase up to 65,762 shares of the Company’s common stock at a price of $4.62 per share and/or 78,250 Warrants at a price of $0.12 per Warrant and/or 12,489 Pre-Funded Warrants at a price of $4.50 per Pre-Funded Warrant, or any combination of additional shares of common stock, Warrants and/or Pre-Funded Warrants, representing, in the aggregate, up to 15% of the number of Units sold in the offering, 15% of the Warrants underlying the Units and Pre-Funded Units sold in the offering and 15% of the Pre-Funded Warrants underlying the Pre-Funded Units sold in the offering, in all cases less the underwriting discount to cover over-allotments, if any. WallachBeth Capital LLC partially exercised its over-allotment option with respect to 68,182 Warrants on January 31, 2024, and purchased an additional 5 shares of common stock at a purchase price of $4.50 per share and 5 Warrants at a purchase price of $0.12 per Warrant on February 14, 2024.

The Company also issued to WallachBeth Capital LLC warrants (the “January 2024 Representative Warrants”) to purchase 31,300 shares of the Company’s common stock, which is equal to 6% of the common stock sold that were part of the Units and the pre-funded warrants sold in the Offering, at an exercise price of $5.082 per share (110% of the offering price per Unit). The January 2024 Representative Warrants may be exercised beginning on January 31, 2024 until January 31, 2029.

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

On February 1, 2024, the Company issued 41,630 shares of common stock upon the exercise of 41,630 Pre-Funded Warrants, resulting in proceeds to the Company of $4,995.

On April 1, 2024, the Company entered into an Amendment to the Debt Exchange Agreement with Trevally, LLC (“Trevally”), which amends the original agreement with Trevally (executed in January 2023). Pursuant to the Amendment, Trevally agreed to return 10,000 shares of the Company’s common stock, initially issued to Trevally in January 2023 as advance consideration for agreeing to complete the synthesis of research materials for the Company. Trevally returned the previously issued shares for no consideration on April 3, 2024. Trevally delivered the completed research materials to the Company on July 1, 2024.

On April 9, 2024, the Company issued 41,629 shares of common stock upon the exercise of 41,629 Pre-Funded Warrants, resulting in proceeds to the Company of $4,995.

(b) Common Stock Warrants

As of June 30, 2024, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

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

There were no equity-classified warrants issued or outstanding during the three and six months ended June 30, 2023. The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	263,659	$74.00	4.47
Granted	704,414	4.50	5.00
Exercised	(41,630)	0.12	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2024	926,443	$24.47	4.67
Granted	-	-	-
Exercised	(41,629)	0.12	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2024	884,814	$25.62	4.41
Total exercisable, June 30, 2024	884,814	$25.62	4.41

During the three months ended June 30, 2024, the Company received aggregate cash proceeds of $4,995 upon the exercise of 41,629 Pre-Funded Warrants with an exercise price of $0.12. During the six months ended June 30, 2024, the Company received aggregate cash proceeds of $9,990 upon the exercise of 83,259 Pre-Funded Warrants with an exercise price of $0.12.

The following table summarizes the significant assumptions used in determining the fair value of equity-classified warrants granted during the six months ended June 30, 2024:

January 31, 2024
Stock price	$3.36
Exercise price	$5.08
Risk-free interest rate	3.91%
Expected volatility	95.00%
Expected term (years)	5.00
Expected dividend yield	0.00%

(c) Series A Preferred Stock

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three and six months ended June 30, 2024, dividends in the amount of $117,881 and $235,762, accrued on outstanding shares of Series A Preferred Stock. As of June 30, 2024, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $456,475. To date, the Company has not declared or paid any dividends.

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

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series A Preferred Stock (but unchanged as a result of the Reverse Stock Split impacting the Common Stock on August 12, 2024 – See Note 12) (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, as adjusted for the 1:12 Reverse Stock Split after August 12, 2024, or $60 per share or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

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

(b) Note, including Amendment

The Company executed a promissory note (the “Note”) with an individual investor on October 11, 2017, later amended on December 11, 2022 (the “Amendment”). The Note, including the Amendment was set to mature 60 days after the Knight Loans were repaid, and contained a provision to automatically convert the outstanding principal and accumulated interest through March 31, 2022 into common shares in the event the Company consummated an IPO. Amortization of the discount on the Note, including the Amendment for the three months ended June 30, 2024 and 2023 was $0 and $24,613, respectively ($0 and $48,759 for the six months ended June 30, 2024 and 2023, respectively). Interest expense related to the Note, including the Amendment, for the three months ended June 30, 2024 and 2023 was $0 and $31,352, respectively ($0 and $61,614 for the six months ended June 30, 2024 and 2023, respectively).

As a result of the completion of the IPO and as required under the terms of the Note, including the Amendment, the outstanding principal and accrued interest through March 31, 2022 converted to 17,912 shares of our common stock at a conversion rate equal to the IPO price, in full satisfaction of the outstanding debt obligation. As a result, as of June 30, 2024 and December 31, 2023 there were no amounts outstanding under the Note.

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

The Company performed an evaluation of the conversion features embedded in the 2022 and 2023 Bridge Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. Derivative liabilities are carried at fair value at each balance sheet date, and any changes in fair value are recognized in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss. See Note 8 for further details.

As a result of the completion of the IPO and as required under the terms of the 2022 and 2023 Bridge Notes, the Company issued the holders 25,335 shares of common stock, determined by the outstanding principal balance of each note divided by the IPO price. In addition, the Company made cash payments to the holders of the 2022 and 2023 Bridge Notes totaling $1,749,488, in full settlement of the outstanding debt obligations. As such, as of June 30, 2024 and December 31, 2023 there were no amounts outstanding under the 2022 and 2023 Bridge Notes.

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

As a result of the completion of the IPO and as required under the terms of the Related Party Notes, the entirety of the outstanding principal balance converted to 6,661 shares of common stock at a conversion rate equal to 80% of the IPO price, fully satisfying the Company’s obligations with respect to the principal amount. In addition, the Company made cash payments to the related party holders totaling $31,968 in full settlement of the outstanding debt obligation. As such, as of June 30, 2024 and December 31, 2023 there were no amounts outstanding under the Related Party Notes.

Significant terms of the Bridge Notes and Related Party Notes are summarized as follows:

	2022 Bridge Notes	Related Party Notes	2023 Bridge Notes
Issuance date of promissory notes	May 2022	May 2022	May 2023
Maturity date of promissory notes	1	1	2
Interest rate	10%	6%	10%
Default interest rate	15%	15%	15%
Collateral	Unsecured	Unsecured	Unsecured
Conversion rate	3	3	3

1 -	earlier of 1 year from date of issuance or closing of IPO, later extended to July 2023
2 -	earlier of 1 year from date of issuance or closing of IPO
3 -	see discussion above in (c) and (d) for Bridge Notes and Related Party Notes, respectively

For the three months ended June 30, 2024 and 2023, the Company recorded amortization of debt discounts, including issuance costs, of $0 and $307,910, respectively ($0 and $645,336 for the six months ended June 30, 2024 and 2023, respectively).

(e) Knight Debt Conversion

On January 9, 2023, and in two subsequent amendments, the Company and Knight Therapeutics agreed to extinguish Knight’s debt in the event of an IPO. Key points of this agreement are as follows:

●	The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of $10,770,037 in principal and $8,096,486 in accumulated interest should the Company execute an IPO that results in gross proceeds of at least $7,000,000 prior to December 31, 2023. Should an IPO not occur by January 1, 2024 then all terms of the original debt would resume including any interest earned after March 31, 2022.

●	The Parties agreed to convert the fixed principal amount into (i) that number of shares of common stock equal to dividing the principal amount by an amount equal to the offering price of the common stock in the IPO discounted by 15%, rounding up for fractional shares, in a number of common shares up to 19.9% of the Company’s outstanding common stock after giving effect of the IPO; (ii) the Company will make a milestone payment of $10 million to Knight if, after the date of a Qualifying IPO, the Company sells Arakoda™ or if a Change of Control (as per the definition included in the original loan agreement dated on December 10, 2015) occurs, provided that the purchaser of Arakoda™ or individual or entity gaining control of the Borrower is not the Lender or an affiliate of the Lender; (iii) following the License and Supply agreement dated on December 10, 2015 and subsequently amended on January 21, 2019, an expansion of existing distribution rights to tafenoquine/Arakoda™ to include COVID-19 indications as well as malaria prevention across the Territory as defined in said documents, subject to US Army approval; and (iv) Company will retain Lender or an affiliate to provide financial consulting services, management, strategic and/or regulatory advice of value $30,000 per month for five years (the parties will negotiate the terms of that consulting agreement separately in good faith).

●	The parties agreed to convert the accrued interest into that number of shares of a new class of preferred stock (the “Preferred Stock”) by dividing the fixed accumulated interest by $100.00, then rounding up. The Preferred Stock shall have the following rights, preferences, and designations: (i) have a 6% cumulative dividend accumulated annually on March 31; (ii) shall be non-voting stock; (iii) are not redeemable, (iv) be convertible to shares of common stock at a price equal to the lower of (1) the price paid for the shares of common stock in the initial public offering, as adjusted after the effective date of the Reverse Stock Split (See Note 12) and (2) the 10 day volume weighted average share price immediately prior to conversion; and (v) conversion of the preferred stock to common shares will be at the Company’s sole discretion. Notwithstanding the foregoing, the Preferred Stock shall not be converted into shares of common stock if as a result of such conversion Knight will own 19.9% or more of our outstanding common stock.

●	In addition to the conversion of the debt, for a period commencing on January 1, 2022 and ending upon the earlier of 10 years after the Closing or the conversion or redemption in full of the Preferred Stock, Company shall pay Lender a royalty equal to 3.5% of the Company’s net sales (the “Royalty”), where “Net Sales” has the same meaning as in the Company’s license agreement with the U.S. Army for tafenoquine. Upon success of the Qualified IPO, the Company shall calculate the royalty payable to Knight at the end of each calendar quarter. The Company shall pay to Knight the royalty amounts due with respect to a given calendar quarter within fifteen (15) business days after the end of such calendar quarter. Each payment of royalties due to Knight shall be accompanied by a statement specifying the total gross sales, the net sales and the deductions taken to arrive to net sales. For clarification purposes, the first royalty payment will be performed following the above instructions, on the first calendar quarter in which the Qualified IPO takes place and will cover the sales for the period from January 1, 2022 until the end of said calendar quarter.

The Company evaluated the January 9, 2023 exchange agreement in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. In January 2023, the Company recorded a loss upon extinguishment in the amount of $839,887 and elected to recognize the new debt under the ASC 825 fair value option until it was settled, which occurred in the third quarter of 2023 (see below). Therefore, there were no amounts outstanding as of June 30, 2024 or December 31, 2023.

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

As a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, the cumulative outstanding principal as of March 31, 2022 converted to 92,362 shares of common stock (representing 19.9% ownership of the Company’s common stock after giving effect to the IPO). In addition, the entirety of the accumulated interest as of March 31, 2022 converted into 80,965 shares of Series A Preferred Stock at the conversion rate detailed above, in full satisfaction of the Company’s obligations with respect to the accumulated interest.

(f) Debenture

On April 24, 2019, 60P entered into the Knight debenture of $3,000,000 with an original issue discount of $2,100,000, which was being amortized using the effective interest method. The Company subsequently restructured the Knight Loans, including the debenture, pursuant to the Knight Debt Conversion Agreement (see above). $13,696 of the original issue discount was amortized to interest expense during the six months ended June 30, 2023 prior to the amendment. The Knight Debt Conversion Agreement in January 2023 was accounted for as an extinguishment of the Debenture, as discussed above. Therefore, there were no amounts outstanding as of June 30, 2024 or December 31, 2023.

(g) SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. The balance as of June 30, 2024 and December 31, 2023 was $157,442 and $159,023, respectively. The current maturity at June 30, 2024 is $8,772 and the long-term liability is $148,670 ($8,772 and $150,251 at December 31, 2023, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2024 (remaining six months)	$-
2025	-
2026	683
2027	3,228
2028	3,342
Thereafter	142,747
Total	$150,000

Due to the deferral, the Company is expected to make a balloon payment of approximately $28,154 to be due on October 12, 2050.

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

As of June 30, 2024, derivative liabilities consist of the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control (See Note 7). The valuation of the contingent milestone payment includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields.

In connection with the valuation of the Company’s derivative liabilities related to the 2023 Bridge Notes and warrants, the Company determined a fair value on the commitment date (May 8, 2023) of $954,725. As the fair value of the derivative liabilities exceeded the net proceeds received of $555,000, the Company recorded a debt discount at the maximum amount allowed (the face amount of the debt less the original issue discount and issuance costs) and recorded the excess as derivative expense.

Derivative expense recorded during the three and six months ended June 30, 2023 is summarized as follows:

Commitment Date	May 8, 2023
Fair value of derivative liabilities	$954,725
Less: face amount of debt	(555,000)
Derivative expense	$399,725

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and six months ended June 30, 2024:

	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2023	$2,306,796	$2,306,796
Fair value - mark to market adjustment	(1,740,847)	(1,740,847)
Derivative liabilities - March 31, 2024	$565,949	$565,949
Fair value - mark to market adjustment	1,101	1,101
Derivative liabilities - June 30, 2024	$567,050	$567,050

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

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Loss. During the six months ended June 30, 2024 and 2023, the Company recorded a net gain on the change in fair of derivative liabilities of $1,739,746 and $2,834, respectively.

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

9. INCOME TAXES

The Company did not record a federal income tax provision or benefit for the three or six months ended June 30, 2024 and 2023 due to taxable losses. The Company recorded a provision for income taxes for DC of $438 and $63 for the three months ended June 30, 2024 and 2023, respectively, thereby reflecting the minimum statutory tax due ($501 and $126 for the six months ended June 30, 2024 and 2023, respectively).

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the Consolidated Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and Development	$2,627,300	$101,250	$2,627,300	$188,908
General and Administrative Expenses	125,368	177,333	250,735	623,105
Total Share-Based Compensation Expense Included in Operating Expenses	$2,752,668	$278,583	$2,878,035	$812,013

(a) Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. As of June 30, 2024, the number of remaining shares available for issuance under the 2022 Plan is equal to 19,384.

To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, non-employees, and Directors under the 2022 Plan. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize compensation expense related to equity compensation awards granted under the 2022 Plan.

During the three and six months ended June 30, 2024, the Company issued 5,337 and 21,338 shares of common stock, respectively, pursuant to RSUs granted to executives in November 2023, which were fully vested as of December 31, 2023 (none during the three or six months ended June 30, 2023).

Awards Not Yet Granted

The Company currently has compensation agreements with three executives and a consultant, which provide the individuals the right to an aggregate of 82,501 stock options, in each case the grant of the awards is subject to shareholder approval to increase the number of shares available under the 2022 Plan. 45,000 of these stock options are subject to vesting annually over five years with the first vesting date being December 31, 2024, and have an exercise price that was initially equal to the closing share price on the date of the IPO and later reduced to $12.00 per share, which reduction was also subject to shareholder approval in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. In February 2024, the Company executed an executive employment agreement with its Chief Commercial Officer that, subject to and upon receipt of shareholder approval, provides for the grant of stock options to purchase up to 20,834 shares of common stock, with an exercise price to be determined by the Board of Directors, and vesting over a five-year period.

In addition, pursuant to the Directors’ agreements described in Note 11, the agreements provide for the issuance of an aggregate of 2,516 stock options to Directors with an exercise price of $63.60 per share, vesting 100% on July 11, 2024.

For accounting and disclosure purposes, no fair value has been ascribed to these stock option awards as no grant date (as defined in ASC 718) has been established as of June 30, 2024.

On July 16, 2024, at the Company’s 2024 Annual Stockholders’ Meeting, the Company’s stockholders approved the proposal to amend the 2022 Plan to increase the number of shares available for issuance by 416,667 shares. See Note 12 for further details.

(b) Share-Based Payments to Vendors for Services

During the six months ended June 30, 2024 and 2023, the Company issued 0 and 77,500 fully vested, nonforfeitable common stock shares, respectively, as share-based payments to two nonemployees, Florida State University Research Fund, Inc. and Kentucky Technology Inc, in exchange for research and development services to be rendered to the Company in the future. The Company recognizes prepaid research and development costs on the grant date, as defined in ASC 718. Florida State University Research Fund, Inc. agreed to render research and development services related to development of celgosivir over a period of up to five years using the proceeds from the sale of the Company’s common shares to fund the services. Prepaid research and development costs recognized associated with the Florida State University Research Fund, Inc. are expected to be rendered within one year. Kentucky Technology Inc. agreed to furnish a written report on the potential development of SJ733 + tafenoquine in exchange for fully vested shares of the Company’s common stock. On May 3, 2024, the Company indicated to Kentucky Technology, Inc. that the report (delivered in April 2024) was acceptable to the Company. Upon acceptance, the Company recognized $2,625,000 of share-based compensation expense, which is reflected in Research and Development expense in the results of operations for the three and six months ended June 30, 2024. As of June 30, 2024, the unamortized balance of prepaid assets related to these share-based payments for research and development costs for which the grant date criteria has been met and the services are expected to be rendered within one year is $103,385 ($2,730,685 at December 31, 2023), which is presented as a component of Prepaid and Other Assets on the accompanying Consolidated Condensed Balance Sheets.

In addition to share-based payments for research and development services, during the six months ended June 30, 2024 and 2023, 0 and 42,753 common stock shares, respectively, were issued as fully vested, nonforfeitable equity instruments to nonemployees. As of June 30, 2024, the unamortized balance of current prepaid assets related to these share-based payments for which the services are expected to be rendered within one year is $776,471 ($948,581 at December 31, 2023), which is reported in Prepaid and Other Assets on the Consolidated Condensed Balance Sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $154,412 ($242,647 at December 31, 2023), reported in Long-Term Prepaid Expense on the Consolidated Condensed Balance Sheets.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

During the three months ended June 30, 2024 and 2023, the Company recorded $0 and $65,000, respectively, of share-based compensation expense in exchange for services provided by vendors ($0 and $277,605 for the six months ended June 30, 2024 and 2023, respectively). Amortization of capitalized share-based payments to vendors for the three months ended June 30, 2024 and 2023 was $2,752,667 and $213,583, respectively ($2,878,035 and $534,408 for the six months ended June 30, 2024 and 2023, respectively).

11. COMMITMENTS AND CONTINGENCIES

(a) Operating Lease

On February 3, 2016, and subsequently amended, the Company entered into the lease agreement with CXI Corp to rent business premises. In January 2023, the lease was extended for an additional twelve-month term, which expired on March 31, 2024. In December 2023, the Company executed an additional amendment with CXI Corp, pursuant to which the Company agreed to relocate to a new office space as of April 1, 2024. The term covered by the new amendment expires on March 31, 2025. The Company has accounted for the amendment for the new office space as a separate contract. As the initial term for the new office space is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs.

Operating lease costs, including short-term leases, were in the amount of $5,075 and $13,859 for the three months ended June 30, 2024 and 2023, respectively ($19,128 and $27,366 for the six months ended June 30, 2024 and 2023, respectively).

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

On July 15, 2015, the Company entered into the Exclusive License Agreement with the U.S. Army Medical Materiel Development Activity (the “U.S. Army”), which was subsequently amended (the “U.S. Army Agreement”), in which the Company obtained a license to develop and commercialize the licensed technology with respect to all therapeutic applications and uses excluding radical cure of symptomatic vivax malaria. The term of the U.S. Army Agreement will continue until the expiration of the last to expire of the patent application or valid claim of the licensed technology, or 20 years from the start date of the U.S. Army Agreement, unless terminated earlier by the parties. The Company must make a minimum annual royalty payment of 3% of Net Sales (as defined in the U.S. Army Agreement) for Net Sales less than $35 million, and 5% of Net Sales greater than $35 million, with US government sales excluded from the definition of Net Sales. In addition, the Company must pay fees upon the achievement of certain milestones, including a sales-based milestone fee of $75,000 once cumulative Net Sales from all sources exceeds $6 million. The Company accrues the minimum annual royalty when the related sales occur. The Company achieved the sales-based milestone target during the year ended December 31, 2023, which was paid in full on June 13, 2024. The achievement of other milestones under the U.S. Army Agreement are not considered probable and thus no accruals for the related milestone payments have been made.

(e) Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024, which is the date the financial statements were issued.

(a) At-the-Market Sales Agreement

On July 12, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-280796), containing a (i) base prospectus covering the offering, issuance, and sale by the Company of up to $15,000,000 of the Company’s common stock, preferred stock, warrants, debt securities, and units; and (ii) a sales agreement prospectus supplement (“Prospectus Supplement”) covering the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $1,253,603 (which amount was included in the $15,000,000 aggregate offering price set forth in the base prospectus) of the Company’s common stock that may be issued and sold under the At-the-Market Issuance Sales Agreement dated as of July 12, 2024 (the “ATM Agreement”), entered into between the Company and WallachBeth Capital LLC, as sales agent. The registration statement was declared effective by the SEC on July 18, 2024. The Prospectus Supplement was subsequently amended on July 22, 2024, July 24, 2024, July 26, 2024, and August 2, 2024, to increase the maximum aggregate offering price under the ATM Agreement to $1,774,640, $1,890,705, $2,190,416, and $2,295,192, respectively. Between July 19, 2024 and August 1, 2024, the Company sold a total of 677,819 shares pursuant to the ATM Agreement and Prospectus Supplement, as amended, and obtained proceeds of $1,994,583.

(b) 2024 Annual Meeting of Stockholders

On July 16, 2024, the Company conducted its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). The Company’s stockholders of record at the close of business on May 12, 2024, the record date for the determination of stockholders entitled to vote at the 2024 Annual Meeting, approved the proposals to (1) elect five directors to serve until the 2025 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (2) approve an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance by 416,667 shares; (3) approve an amendment to the Company’s Certificate of Incorporation, to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:12 inclusive, as may be determined at the appropriate time by the Board of Directors, in its sole discretion; (4) approve a modification to the strike price of options granted to the Company’s Chief Executive Officer and President and Chief Financial Officer to comply with Nasdaq Listing Rule 5635(c); (5) approve the issuance of options granted to a consultant to comply with Nasdaq Listing Rule 5635(c); and (6) ratify the selection of RBSM LLP by the Board of Directors as the Company’s independent auditor for the fiscal year ending December 31, 2024.

(c) Reverse Stock Split

In February 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, its common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until August 26, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to August 26, 2024. At the 2024 Annual Meeting in July 2024, the Company’s stockholders approved a reverse stock split of its common stock at a range of ratios between 1:5 to 1:12 inclusive, and on July 19, 2024, the Company’s Board of Directors approved the implementation of the reverse stock split at a ratio of 1:12 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of August 12, 2024.

As of the effective time of the Reverse Stock Split, every twelve (12) issued and outstanding shares of the Company’s common stock was automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated condensed financial statements have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

(d) Other Events

On July 1, 2024, Trevally completed the production of 8.8 kilograms of castanospermine, the starting material used to manufacture celgosivir, satisfying its obligations to the Company pursuant to the Debt Exchange Agreement and subsequent amendment described in Note 6.

On July 9, 2024, the Company’s expanded use protocol for treatment of babesiosis in immunocompromised patients with persistent babesia microti received IRB (ethics) clearance.

On July 15, 2024, the Company entered into clinical trial agreements with Yale University and Rhode Island Hospital for its tafenoquine babesiosis clinical trial in hospitalized patients.

On July 22, 2024 and July 26, 2024, the Company converted 1,291 and 1,032 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 40,000 shares and 33,334 shares of common stock, respectively.

On July 24, 2024, the Company was awarded a fixed-price contract with the United States Army Medical Materiel Development Activity to support commercial validation of new bottle and replacement blister packaging of Arakoda®.

There have been no other events or transactions during this time which would have a material effect on these consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in certain of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We are a specialty pharmaceutical company with a goal of using cutting-edge biological science and applied research to further develop and commercialize new therapies for the prevention and treatment of infectious diseases. We have successfully achieved regulatory approval of Arakoda® (“Arakoda”), a malaria preventative treatment that has been on the market since late 2019. Currently, 60P’s pipeline under development covers development programs for vector-borne, fungal, and viral diseases utilizing three of the Company’s future products: (i) new products that contain the Arakoda regimen of Tafenoquine; (ii) new products that contain Tafenoquine; and (iii) Celgosivir.

Following our initial public offering in July 2023, our initial strategic priority was to conduct a Phase IIB study that would have evaluated the potential of the Arakoda regimen of Tafenoquine to accelerate disease recovery in COVID-19 patients with low risk of disease progression. In October 2023, we made a decision to suspend this study. This was a consequence of advice previously received from the U.S. Food and Drug Administration (FDA), which we interpreted to mean that the Agency would not have granted clearance for the study to proceed unless we redesigned it to (i) enroll a patient population in which receipt of Paxlovid or Lagevrio would be medically contraindicated, or (ii) compare Tafenoquine to placebo in patients taking a “standard of care” regimen (defined by the FDA as Lagevrio or Paxlovid). The FDA’s position was somewhat surprising given that neither Paxlovid nor Lagevrio is indicated for treatment of COVID-19 in low-risk patients. We determined that conducting our study in an alternate population in the United States would be unfeasible, and that conducting an add-on-to standard of care study might not be Phase III enabling. Accordingly, the Company made a decision to pivot back to continue commercialization of Arakoda for malaria, and further evaluation of the Arakoda regimen of Tafenoquine for babesiosis and other diseases. We believe such an approach is both less risky and less expensive.

Moving forward, our general strategy to achieve profitability and grow shareholder value has three facets: (i) increase sales of Arakoda; (ii) conduct clinical trials to expand the number of patients who can use Tafenoquine for new indications in the future; and (iii) reposition small molecule therapeutics with good clinical safety profiles for new indications.

Business Developments

The following highlights significant business developments in our business during the quarter ended June 30, 2024.

●	On April 26, 2024, the FDA provided comments on the protocol of our planned clinical trial that will study the use of tafenoquine in treating babesiosis, submitted to the FDA in February 2024. The comments did not require us to change the trial design or protocol in a material way, and thus we have continued actions to initiate patient enrollment.

●	On May 10, 2024, we entered into a sponsored research agreement with North Carolina State University to conduct a study to evaluate the incidence of Babesia infection amongst archived blood samples from patients with chronic fatigue and neurocognitive problems. The research is expected to be completed by May 31, 2025.

●	On May 29, 2024, we signed a clinical trial agreement with Tufts Medicine, Inc. (“Tufts”), to conduct the world’s first clinical trial evaluating the efficacy and safety of tafenoquine in treating patients who have acute babesiosis. Subsequently, we opened our first clinical site on June 13, 2024. The first patient in the trial was enrolled on June 25, 2024.

Reverse Stock Split and Nasdaq Delisting Notice

In February 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 26, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to August 26, 2024. At the 2024 Annual Meeting of Stockholders in July 2024, our stockholders approved an amendment to our Certificate of Incorporation to effect reverse stock split of our common stock at a range of ratios between 1:5 to 1:12 inclusive, and on July 19, 2024, our Board of Directors approved the implementation of the reverse stock split at a ratio of 1:12 (the “Reverse Stock Split”). The Reverse Stock Split is effective as of August 12, 2024 (See Item 5 - Other Information; Subsequent Events).

As of the effective time of the Reverse Stock Split, every twelve (12) issued and outstanding shares of our common stock was automatically combined and converted into one (1) issued and outstanding share of common stock, with no change to the par value, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of our equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Quarterly Report on Form 10-Q have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split.

We cannot assure that the Reverse Stock Split will sufficiently increase our stock price and trade at a price that is equal to at least $1.00 per share for a period of 10 consecutive days prior to August 26, 2024. If we do not regain compliance with the Bid Price Rule during the Compliance Period, and we are not deemed eligible for an additional compliance period, our common stock may be subject to delisting.

Our stock continues to be listed on The Nasdaq Capital Market under the symbol “SXTP.” The notice from Nasdaq has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market and does not affect our business, operations, or reporting requirements with the SEC.

At-the-Market Sales Agreement

On July 12, 2024, we filed a shelf registration statement on Form S-3 (File No. 333-280796) containing a (i) base prospectus covering the offering, issuance and sale by us of up to $15,000,000 of our common stock, preferred stock, warrants, debt securities and units and (ii) sales agreement prospectus (“Prospectus Supplement”) covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $1,253,603 (which amount was included in the $15,000,000 aggregate offering price set forth in the base prospectus) of our common stock that may be issued and sold under the At-The-Market Issuance Sales Agreement dated as of July 12, 2024 (the “ATM Agreement”), that we entered into with WallachBeth Capital LLC, as sales agent. The Prospectus Supplement was subsequently amended on July 22, 2024, July 24, 2024, July 26, 2024, and August 2, 2024, to increase the maximum aggregate offering price under the ATM Agreement to $1,774,640, $1,890,705, $2,190,416, and $2,295,192, respectively. Between July 19, 2024 and August 1], 2024, we sold a total of 677,819 shares pursuant to the ATM Agreement and Prospectus Supplement, as amended, and obtained proceeds of $1,994,583 (See Item 5 - Other Information; Subsequent Events).

Liquidity and Capital Resources

For the six months ended June 30, 2024 and 2023, our net cash used in operating activities was $2,328,650 and $726,168, respectively and the cash balance was $1,576,602 as of June 30, 2024 ($2,142,485 as of December 31, 2023). To date, we have funded our operations through debt and equity financings. Based on current internal projections, taking into consideration the net proceeds of approximately $1.9 million received in connection with the offering completed in January 2024, an additional $2.0 million received through the ATM sales agreement under the S-3 filed that became effective on July 18, 2024, and recent growth in Arakoda sales, we estimate that we will have sufficient funds to remain viable through March 31, 2025, excluding the additional costs of [i] the Arakoda commercial pilot program, [ii] the variable cost of patient recruitment in our tafenoquine-babesiosis hospital study, and [iii] the cost of conducting the expanded access study for chronic babesiosis patients (currently being planned). We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

As of June 30, 2024, we had an accumulated deficit of $36,323,135. In their audit report for the fiscal year ended December 31, 2023, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2024:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$2,289	$6,693	$141,018
Interest obligations on the debt arrangements	108,506	8,772	15,255	10,851	73,628
Purchase obligations	643,375	643,375	-	-	-
Total	$901,881	$652,147	$17,544	$17,544	$214,646

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

Components of Results of Operations

Product Revenues - net of Discounts and Rebates

To date, we have received the majority of our product revenues from sales of our Arakoda product to the US Department of Defense (the “DoD”) and resellers in the U.S. and abroad. Foreign sales to both Australia and Europe are further subject to profit sharing agreements for boxes sold to customers. Currently, the procurement contract with the DoD has expired and DoD sales last occurred in 2021. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”).

Cost of Revenues, Gross Profit (Loss), and Gross Margin

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

Interest and Other Income (Expense), Net

Interest expense consists of interest accrued on our debt obligations and related amortization of debt discounts and deferred issuance costs. Other components of other income (expense), net include changes in the fair value of financial instruments, gains and losses on extinguishments of debt, and other miscellaneous income (expense). We also earn interest income as a result of cash invested in Federal Deposit Insurance Corporation backed interest bearing accounts.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Product Revenues – net of Discounts and Rebates	$124,972	$59,532	$230,646	$76,704
Service Revenues	-	-	10,789	-
Product and Service Revenues, net	124,972	59,532	241,435	76,704
Cost of Revenues	89,564	183,977	155,001	257,097
Gross Profit (Loss)	35,408	(124,445)	86,434	(180,393)
Research Revenues	728	3,116	30,359	7,408
Net Revenue (Loss)	36,136	(121,329)	116,793	(172,985)

Operating Expenses:
Research and Development	3,095,326	203,872	3,432,508	327,866
General and Administrative Expenses	1,129,560	462,795	2,204,694	1,237,809
Total Operating Expenses	4,224,886	666,667	5,637,202	1,565,675

Loss from Operations	(4,188,750)	(787,996)	(5,520,409)	(1,738,660)

Interest Expense	(3,621)	(1,099,656)	(5,023)	(2,241,085)
Derivative Expense	-	(399,725)	-	(399,725)
Change in Fair Value of Derivative Liabilities	(1,101)	7,968	1,739,746	2,834
Loss on Debt Extinguishment	-	-	-	(839,887)
Change in Fair Value of Promissory Note	-	(1,064,849)	-	(725,797)
Other Income, net	19,684	730	39,946	1,321
Total Interest and Other Income (Expense), net	14,962	(2,555,532)	1,774,669	(4,202,339)
Loss from Operations before Provision for Income Taxes	(4,173,788)	(3,343,528)	(3,745,740)	(5,940,999)
Provision for Income Taxes (Note 9)	438	63	501	126
Net Loss including Noncontrolling Interest	(4,174,226)	(3,343,591)	(3,746,241)	(5,941,125)
Net Loss – Noncontrolling Interest	(1,471)	(7,036)	(3,956)	(4,509)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(4,172,755)	$(3,336,555)	$(3,742,285)	$(5,936,616)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	95.53%	100.00%
Service Revenues	-	-	4.47	-
Product and Service Revenues, net	100.00	100.00	100.00	100.00
Cost of Revenues	71.67	309.04	64.20	335.18
Gross Profit (Loss)	28.33	(209.04)	35.80	(235.18)
Research Revenues	0.58	5.23	12.57	9.66
Net Revenue (Loss)	28.92	(203.80)	48.37	(225.52)

Operating Expenses:
Research and Development	2,476.82	342.46	1,421.71	427.44
General and Administrative Expenses	903.85	777.39	913.16	1,613.75
Total Operating Expenses	3,380.67	1,119.85	2,334.87	2,041.19

Loss from Operations	(3,351.75)	(1,323.65)	(2,286.50)	(2,266.71)

Interest Expense	(2.90)	(1,847.17)	(2.08)	(2,921.73)
Derivative Expense	-	(671.45)	-	(521.13)
Change in Fair Value of Derivative Liabilities	(0.88)	13.38	720.59	3.69
Loss on Debt Extinguishment	-	-	-	(1,094.97)
Change in Fair Value of Promissory Note	-	(1,788.70)	-	(946.23)
Other Income, net	15.75	1.23	16.55	1.72
Total Interest and Other Income (Expense), net	11.97	(4,292.70)	735.05	(5,478.64)
Loss from Operations before Provision for Income Taxes	(3,339.78)	(5,616.35)	(1,551.45)	(7,745.36)
Provision for Income Taxes (Note 9)	0.35	0.11	0.21	0.16
Net Loss including Noncontrolling Interest	(3,340.13)	(5,616.46)	(1,551.66)	(7,745.52)
Net Loss – Noncontrolling Interest	(1.18)	(11.82)	(1.64)	(5.88)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(3,338.95)%	(5,604.64)%	(1,550.02)%	(7,739.64)%

Comparison of the Three Months Ended June 30, 2024, and 2023

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit (Loss), and Gross Margin

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$124,972	$59,532	$65,440	109.92%
Cost of Revenues	89,564	183,977	(94,413)	(51.32)
Gross Profit (Loss)	$35,408	$(124,445)	$159,853	(128.45)%
Gross Margin %	28.33%	(209.04)%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $124,972 for the three months ended June 30, 2024, as compared to $59,532 for the three months ended June 30, 2023. For the three months ended June 30, 2024, our U.S. pharmaceutical distributor accounted for 92% of our total net product sales and Kodatef sales to our Australian distributor accounted for 7% of total net product sales (100% and 0% for the three months ended June 30, 2023, respectively). Domestic, commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% along with a $5,500 fixed monthly fee that started in 2023. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large PBMs that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30 to 41.25% depending on the amount of coverage provided. For the three months ended June 30, 2024, discounts and rebates were $106,755 compared to $22,151 for the three months ended June 30, 2023.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the three months ended June 30, 2023, 335 boxes were sold to pharmacies and dispensaries. Sales volume increased by 288% to 1,301 boxes sold to pharmacies and dispensaries for the three months ended June 30, 2024. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda for treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties more closely to the growth in discounts and rebates previously discussed than our reported sales to our 3PL.

Kodatef sales to our distributor Biocelect in Australia for the three months ended June 30, 2024 were $9,002 ($0 for the three months ended June 30, 2023). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. The most recent sale of boxes to Biocelect reached profit share at the end of Q1 2024. Biocelect reported 1,414% year-over-year growth for the quarter, the equivalent of 410 boxes sold for the three months ended June 30, 2024, compared to 29 boxes for the three months ended June 30, 2023. As of June 30, 2024, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 1,139 boxes. While growth in Australia is similarly positive to that in the US, Biocelect has achieved that growth by competing directly with Malarone in terms of price in their market for the approved antimalarial prophylaxis indication. As of June 30, 2024, $9,002 of profit share was due to us ($0 as of December 31, 2023).

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues was $89,564 for the three months ended June 30, 2024, as compared to $183,977 for the three months ended June 30, 2023. While net product sales increased over the same periods, the decrease in cost of goods sold is primarily attributable to the fixed part of cost of goods. As the sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price. Additionally, write-downs for expired inventory were significantly higher during the three months ended June 30, 2023 at $111,220, as compared to $16,684 during the three months ended June 30, 2024. Due to these factors, the Gross Margin % increased significantly from (209.04%) for the three months ended June 30, 2023 to 28.33% for the three months ended June 30, 2024.

Other Operating Revenues

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research Revenues	$728	$3,116	$(2,388)	(76.64)%

The research revenues earned by us were $728 for the three months ended June 30, 2024, as compared to $3,116 for the three months ended June 30, 2023. Our research revenues for the periods presented consist primarily of projected research revenues from the Australian Tax Authority for research activities conducted in Australia.

Operating Expenses

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research and Development	$3,095,326	$203,872	$2,891,454	1,418.27%
General and Administrative Expenses	1,129,560	462,795	666,765	144.07
Total Operating Expenses	$4,224,886	$666,667	$3,558,219	533.73%

Research and Development

Research and development costs increased during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. Research and development costs incurred during the three months ended June 30, 2023 consisted of initiation costs related to our Phase IIB COVID-19 clinical trial, which was later suspended in the fourth quarter of 2023. Direct COVID-19-related trial costs represent 1% of the costs for the three months ended June 30, 2024 at $19,432 and 90% of the costs for the three months ended June 30, 2023 at $182,887. During the three months ended June 30, 2024, we recorded research and development expense of $2,625,000, representing 85% of the total costs, upon the delivery from Kentucky Technology, Inc. of their report on the potential development of SJ733 + tafenoquine. Pursuant to the services agreement executed in January 2023, we issued Kentucky Technology, Inc. 43,750 fully vested shares of our common stock, which payment was deferred and capitalized until delivery of the report. We also incurred $389,735 in costs related to our planned babesiosis trial for tafenoquine during the three months ended June 30, 2024 ($0 during the three months ended June 30, 2023).

General and Administrative Expenses

For the three months ended June 30, 2024, our general and administrative expenses increased by 144.07% or $666,765 from the three months ended June 30, 2023. During the three months ended June 30, 2024, we incurred higher compensation expenses as a result of compensation arrangements with our directors, which came into effect in July 2023, as well as hired a new Chief Commercial Officer in February 2024. As such, we recognized $236,520 in compensation and related expenses during the three months ended June 30, 2024 ($76,396 for the three months ended June 30, 2023). Additionally, during the three months ended June 30, 2024, we incurred $145,504 in legal and professional fees, $137,252 of insurance expenses, $266,266 of investor outreach expenses, and $74,315 of advertising and promotion expenses (up from $89,127, $16,129, $56,908, and $39,061 for the three months ended June 30, 2023, respectively).

Interest and Other Income (Expense), Net

	Three Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Interest Expense	$(3,621)	$(1,099,656)	$1,096,035	(99.67)%
Derivative Expense	-	(399,725)	399,725	(100.00)
Change in Fair Value of Derivative Liabilities	(1,101)	7,968	(9,069)	(113.82)
Change in Fair Value of Promissory Note	-	(1,064,849)	1,064,849	(100.00)
Other Income, net	19,684	730	18,954	2,596.44
Total Interest and Other Income (Expense), net	$14,962	$(2,555,532)	$2,570,494	(100.59)%

Interest Expense

For the three months ended June 30, 2024, we recognized $3,621 of interest expense ($1,099,656 for the three months ended June 30, 2023). The decrease in interest expense is the result of the settlement or conversion of a majority of our outstanding debt obligations upon the closing of our IPO in July 2023. Cash paid for interest expense was $2,193 and $2,193 for the three months ended June 30, 2024 and June 30, 2023, respectively.

Derivative Expense

For the three months ended June 30, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We record derivative expense when the initial fair value of the related derivative liabilities exceeds the cash proceeds received. We did not record derivative expense for the three months ended June 30, 2024 as we did not complete any debt financing transactions during the period.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2024, we recognized a loss on the change in fair value of derivative liabilities of $1,101 compared to a gain of $7,968 for the three months ended June 30, 2023. For the three months ended June 30, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. For the three months ended June 30, 2023, derivative liabilities consisted of bridge shares, certain warrants, and embedded conversion features in our convertible notes. We use a probability-weighted discounted cash flow model or a Monte Carlo simulation model to estimate the fair value of these instruments.

Change in Fair Value of Promissory Note

For the three months ended June 30, 2023, we recognized a $1,064,849 loss related to the change in fair value of the promissory note with Knight, which was measured at fair value on a recurring basis beginning in January 2023. Upon the closing of the IPO, the promissory note converted into equity shares in full satisfaction of the outstanding principal and accrued interest. As such, the debt is no longer outstanding and hence we recorded a $0 change in fair value for the three months ended June 30, 2024.

Other Income, net

For the three months ended June 30, 2024, we recognized $19,684 in other income compared to $730 for the three months ended June 30, 2023. As a result of the IPO, we now earn interest income as certain cash proceeds are invested in Federal Deposit Insurance Corporation backed interest bearing accounts. During the three months ended June 30, 2024, we recognized interest income of $20,669 ($0 during the three months ended June 30, 2023).

Comparison of the Six Months Ended June 30, 2024, and 2023

Product Revenues - net of Discounts and Rebates, Service Revenues, Cost of Revenues, Gross Profit (Loss), and Gross Margin

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$230,646	$76,704	$153,942	200.70%
Service Revenues	10,789	-	10,789	N/A
Product and Service Revenues, net	241,435	76,704	164,731	214.76
Cost of Revenues	155,001	257,097	(102,096)	(39.71)
Gross Profit (Loss)	$86,434	$(180,393)	$266,827	(147.91)%
Gross Margin %	35.80%	(235.18)%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $230,646 for the six months ended June 30, 2024, as compared to $76,704 for the six months ended June 30, 2023. For the six months ended June 30, 2024, our U.S. pharmaceutical distributor accounted for 95% of our total net product sales and Kodatef sales to our Australian distributor accounted for 4% of total net product sales (29% and 71% for the six months ended June 30, 2023, respectively). Domestic, commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% along with a $5,500 fixed monthly fee that started in 2023. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large PBMs that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30 to 41.25% depending on the amount of coverage provided. For the six months ended June 30, 2024, discounts and rebates were $201,624 compared to $47,649 for the six months ended June 30, 2023.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the six months ended June 30, 2023, 516 boxes were sold to pharmacies and dispensaries. Sales volume increased by 350% to 2,323 boxes sold to pharmacies and dispensaries for the six months ended June 30, 2024. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda for treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties more closely to the growth in discounts and rebates previously discussed than our reported sales to our 3PL.

Kodatef sales to our distributor Biocelect in Australia for the six months ended June 30, 2024 were $10,006 ($0 for the six months ended June 30, 2023). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. The most recent sale of boxes to Biocelect reached profit share at the end of Q1 2024. Biocelect reported 514% year-over-year growth, the equivalent of 1,075 boxes sold for the six months ended June 30, 2024, compared to 209 boxes for the six months ended June 30, 2023. As of June 30, 2024, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 1,139 boxes. While growth in Australia is similarly positive to that in the US, Biocelect has achieved that growth by competing directly with Malarone in terms of price in their market for the approved antimalarial prophylaxis indication. As of June 30, 2024, $9,002 of profit share was due to us ($0 as of December 31, 2023).

Service Revenues

During the six months ended June 30, 2024, we recognized $10,789 in service revenue in association with the final payment from the United States Army Medical and Materiel Development Activity (USAMMDA) for storing Arakoda purchases ($0 for the six months ended June 30, 2023). The revenue for the six months ended June 30, 2024 is related to the final resolution of storage fees payable from the USAMMDA. As the contract ended on August 31, 2022, additional storage revenue is not expected in the near future.

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues was $155,001 for the six months ended June 30, 2024, as compared to $257,097 for the six months ended June 30, 2023. While net product sales increased over the same periods, the decrease in cost of goods sold is primarily attributable to the fixed part of cost of goods. As the sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price. Additionally, write-downs for expired inventory were significantly higher during the six months ended June 30, 2023 at $116,611, as compared to $17,325 during the six months ended June 30, 2024. Due to these factors, the Gross Margin % increased significantly from (235.18%) for the six months ended June 30, 2023 to 35.80% for the six months ended June 30, 2024.

Other Operating Revenues

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research Revenues	$30,359	$7,408	$22,951	309.81%

The research revenues earned by us were $30,359 for the six months ended June 30, 2024, as compared to $7,408 for the six months ended June 30, 2023. Our research revenues for the periods presented consist primarily of projected research revenues from the Australian Tax Authority for research activities conducted in Australia.

Operating Expenses

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research and Development	$3,432,508	$327,866	$3,104,642	946.92%
General and Administrative Expenses	2,204,694	1,237,809	966,885	78.11
Total Operating Expenses	$5,637,202	$1,565,675	$4,071,527	260.05%

Research and Development

Research and development costs increased during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. Research and development costs incurred during the six months ended June 30, 2023 consisted of initiation costs related to our Phase IIB COVID-19 clinical trial, which was later suspended in the fourth quarter of 2023. Direct COVID-19-related trial costs represent 1% of the total costs for the six months ended June 30, 2024 at $20,372 and 88% of the costs for the six months ended June 30, 2023 at $288,144. During the six months ended June 30, 2024, we recorded research and development expense of $2,625,000, representing 76% of the total costs, upon the delivery from Kentucky Technology, Inc. of their report on the potential development of SJ733 + tafenoquine. Pursuant to the services agreement executed in January 2023, we issued Kentucky Technology, Inc. 43,750 fully vested shares of our common stock, which payment was deferred and capitalized until the report was delivered. We also incurred $575,826 in costs related to our planned babesiosis trial for tafenoquine during the six months ended June 30, 2024 ($0 during the six months ended June 30, 2023).

General and Administrative Expenses

For the six months ended June 30, 2024, our general and administrative expenses increased by 78.11% or $966,885 from the six months ended June 30, 2023. During the six months ended June 30, 2024, we incurred higher compensation expenses as a result of compensation arrangements with our directors, which came into effect in July 2023, as well as hired a new Chief Commercial Officer in February 2024. As such, we recognized $426,479 in compensation and related expenses during the six months ended June 30, 2024 ($76,396 for the six months ended June 30, 2023). Additionally, during the six months ended June 30, 2024, we incurred $229,975 in legal and professional fees, $277,473 of insurance expenses, $448,429 of investor outreach expenses, and $178,379 of advertising and promotion expenses (up from $92,877, $37,222, $221,447, and $75,665 for the six months ended June 30, 2023, respectively).

Interest and Other Income (Expense), Net

	Six Months Ended June 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Interest Expense	$(5,023)	$(2,241,085)	$2,236,062	(99.78)%
Derivative Expense	-	(399,725)	399,725	(100.00)
Change in Fair Value of Derivative Liabilities	1,739,746	2,834	1,736,912	61,288.36
Loss on Debt Extinguishment	-	(839,887)	839,887	(100.00)
Change in Fair Value of Promissory Note	-	(725,797)	725,797	(100.00)
Other Income, net	39,946	1,321	38,625	2,923.92
Total Interest and Other Income (Expense), net	$1,774,669	$(4,202,339)	$5,977,008	(142.23)%

Interest Expense

For the six months ended June 30, 2024, we recognized $5,023 of interest expense ($2,241,085 for the six months ended June 30, 2023). The decrease in interest expense is the result of the settlement or conversion of a majority of our outstanding debt obligations upon the closing of our IPO in July 2023. Cash paid for interest expense was $4,386 and $4,386 for the six months ended June 30, 2024 and June 30, 2023, respectively.

Derivative Expense

For the six months ended June 30, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We record derivative expense when the initial fair value of the related derivative liabilities exceeds the cash proceeds received. We did not record derivative expense for the six months ended June 30, 2024 as we did not complete any debt financing transactions during the period.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2024, we recognized a gain on the change in fair value of derivative liabilities of $1,739,746 compared to a gain of $2,834 for the six months ended June 30, 2023. For the six months ended June 30, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. The fair value of the contingent milestone payment is inversely related to the net present value of future investments in the Company and anticipated timing to profitability within our budget models. For the six months ended June 30, 2023, derivative liabilities consisted of bridge shares, certain warrants, and embedded conversion features in our convertible notes. We use a probability-weighted discounted cash flow model or a Monte Carlo simulation model to estimate the fair value of these instruments.

Loss on Debt Extinguishment

During the six months ended June 30, 2024, we did not recognize a gain or loss on debt extinguishment ($839,887 loss recognized during the six months ended June 30, 2023). The decrease is related to the conversion of the cumulative outstanding debt pursuant to the Knight Debt Conversion Agreement which occurred in January 2023.

Change in Fair Value of Promissory Note

For the six months ended June 30, 2023, we recognized a $725,797 loss related to the change in fair value of the promissory note with Knight, which was measured at fair value on a recurring basis beginning in January 2023. Upon the closing of the IPO, the promissory note converted into equity shares in full satisfaction of the outstanding principal and accrued interest. As such, the debt is no longer outstanding and hence we recorded a $0 change in fair value for the six months ended June 30, 2024.

Other Income, net

For the six months ended June 30, 2024, we recognized $39,946 in other income compared to $1,321 for the six months ended June 30, 2023. As a result of the IPO, we now earn interest income as certain cash proceeds are invested in Federal Deposit Insurance Corporation backed interest bearing accounts. During the six months ended June 30, 2024, we recognized interest income of $42,557 ($0 during the six months ended June 30, 2023).

Cash Flows

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net Cash (Used In) Provided By:
Operating Activities	$(2,328,650)	$(726,168)	$(1,602,482)	220.68%
Investing Activities	(140,373)	(21,419)	(118,954)	555.37
Financing Activities	1,902,426	503,456	1,398,970	277.87
Effect of Exchange Rate Changes on Cash	714	(1,664)	2,378	(142.91)
Net Increase (Decrease) in Cash	$(565,883)	$(245,795)	$(320,088)	130.23%

Cash Used in Operating Activities

Net cash used in operating activities was $2,328,650 for the six months ended June 30, 2024, as compared to $726,168 for the six months ended June 30, 2023. Our net cash used in operating activities increased, primarily due to higher general and administrative expenses at $2,204,694 for the six months ended June 30, 2024 ($1,237,809 for the six months ended June 30, 2023), primarily due to higher compensation and related expenses, legal and professional fees, insurance expenses, investor outreach expenses, and advertising and promotion expenses, as discussed above. In addition, we incurred $575,826 in initiation costs related to our planned babesiosis trial for tafenoquine during the six months ended June 30, 2024 ($0 during the six months ended June 30, 2023).

Cash Used in Investing Activities

Net cash used in investing activities was $140,373 for the six months ended June 30, 2024, as compared to $21,419 for the six months ended June 30, 2023. The increase in cash used in investing activities is primarily due to cash paid for purchases of computer and lab equipment totaling $90,000 during the six months ended June 30, 2024 ($0 during the six months ended June 30, 2023), as well as cash paid of $22,075 for capitalized website development costs for the six months ended June 30, 2024 associated with enhancements to the functionality of our corporate website ($6,000 for the six months ended June 30, 2023), and capitalized patent costs of $28,298 for the six months ended June 30, 2024 ($15,419 for the six months ended June 30, 2023).

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,902,426 for the six months ended June 30, 2024, as compared to $503,456 for the six months ended June 30, 2023. The increase in net cash provided by financing activities is largely attributable to net proceeds of $1,914,513 in connection with our common stock and warrant offering received on January 31, 2024, partially offset by payment of offering costs. Cash provided by financing activities for the six months ended June 30, 2023 was primarily related to the gross cash value raised from the bridge financing on May 8, 2023 of $650,000, partially offset by deferred offering costs paid prior to our IPO of $146,544.

Effect of Exchange Rate Changes on Cash

Our foreign operations were small relative to U.S. operations for the six months ended June 30, 2024, and 2023, thus effects of foreign exchange rate changes on cash have been minor.

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

We regularly monitor our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and record write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. We charge any write-downs of inventories to Cost of Revenues in the Consolidated Condensed Statements of Operations and Comprehensive Loss.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815 (excluding certain warrants issued in connection with the IPO). As of June 30, 2024, our derivative financial instruments consist of contingent payment arrangements.

We analyze all financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 480, (“ASC 480”), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. We use a probability-weighted discounted cash flow model to estimate the fair value of these instruments.

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

Our management concluded that as of June 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2024:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended June 30, 2024.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in the Registration Statement on Form S-3 (File No. 333-280796), originally filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on July 12, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

●

On July 22, 2024, the Company converted 1,291 shares (the “Series A Shares”) of its Series A preferred stock (“Series A Preferred Stock”) held by an investor into 40,000 shares of common stock of the Company, and on July 26, 2024, the Company converted an additional 1,032 Series A Shares held by the investor into 33,334 shares of common stock of the Company. The Series A Shares were initially issued to the investor on July 14, 2023 as a result of the extinguishment of debt owed by the Company to the investor. The shares of Series A Preferred Stock are convertible into shares of common stock, solely at the Company’s discretion, determined by (i) multiplying the number of shares of Series A Preferred Stock to be converted by $100, (ii) adding to the result all accrued and accumulated and unpaid dividends on such shares to be converted, if any, and then (iii) dividing the result by a price equal to the lower of (1) $100, (2) the price paid for the shares of common stock in the initial public offering of the Company, as adjusted for the Reverse Stock Split after August 12, 2024, and (3) the 10-day volume weighted average share price immediately preceding the Company’s election to convert the shares of Series A Preferred Stock.

The issuance of the capital stock listed above was deemed exempt from registration under Section 3(a)(9) of the Securities Act of 1933. This exemption applies because the common stock was exchanged by the issuer with its existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

●	On July 1, 2024, Trevally completed the production of 8.8 kilograms of castanospermine, the starting material used to manufacture celgosivir, satisfying its obligations to the Company pursuant to the Debt Exchange Agreement and subsequent amendment described in Note 6 to the consolidated condensed financial statements.

●	On July 9, 2024, the Company's expanded use protocol for treatment of babesiosis in immunocompromised patients with persistent babesia microti received IRB (ethics) clearance.

●	On July 12, 2024, the Company filed a shelf registration statement on Form S-3 (File No. 333-280796) containing a (i) base prospectus covering the offering, issuance and sale by the Company of up to $15,000,000 of the Company’s common stock, preferred stock, warrants, debt securities and units and (ii) sales agreement prospectus (“Prospectus Supplement”) covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $1,253,603 (which amount was included in the $15,000,000 aggregate offering price set forth in the base prospectus) of common stock that may be issued and sold under the At-The-Market Issuance Sales Agreement dated as of July 12, 2024 (the “ATM Agreement”), entered into between the Company and WallachBeth Capital LLC, as sales agent. The Prospectus Supplement was subsequently amended on July 22, 2024, July 24, 2024, July 26, 2024, and August 2, 2024, to increase the maximum aggregate offering price under the ATM Agreement to $1,774,640, $1,890,705, $2,190,416, and $2,295,192, respectively. Between July 19, 2024 and August 1, 2024, the Company sold a total of 677,819 shares pursuant to the ATM Agreement and Prospectus Supplement, as amended, and obtained proceeds of $1,994,583.

●	On July 15, 2024, the Company entered into clinical trial agreements with Yale University and Rhode Island Hospital for its tafenoquine babesiosis clinical trial in hospitalized patients.

●	On July 16, 2024, the Company conducted its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). The Company’s stockholders of record at the close of business on May 12, 2024, the record date for the determination of stockholders entitled to vote at the 2024 Annual Meeting, approved the proposals to (1) elect five directors to serve until the 2025 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (2) approve an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance by 416,667 shares; (3) approve an amendment to the Company’s Certificate of Incorporation, to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:12 inclusive, as may be determined at the appropriate time by the Board of Directors, in its sole discretion; (4) approve a modification to the strike price of options granted to the Company’s Chief Executive Officer and President and Chief Financial Officer to comply with Nasdaq Listing Rule 5635(c); (5) approve the issuance of options granted to a consultant to comply with Nasdaq Listing Rule 5635(c); and (6) ratify the selection of RBSM LLP by the Board of Directors as the Company’s independent auditor for the fiscal year ending December 31, 2024.

●

On July 22, 2024, the Company converted 1,291 shares of its Series A Preferred Stock held by an investor into 40,000 shares of common stock of the Company. On July 26, 2024, the Company converted an additional 1,032 shares of Series A Preferred Stock held by the investor into 33,334 shares of common stock of the Company.

●	On July 24, 2024, the Company was awarded a fixed-price contract with the United States Army Medical Materiel Development Activity to support commercial validation of new bottle and replacement blister packaging of Arakoda®.

●	At the 2024 Annual Meeting in July 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1:5 to 1:12 inclusive, and on July 19, 2024, the Company's Board of Directors approved the implementation of the reverse stock split at a ratio of 1:12 (the “Reverse Stock Split”). The Reverse Stock Split is effective as of August 12, 2024, at which time every twelve (12) issued and outstanding shares of the Company’s common stock was automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Quarterly Report on Form 10-Q have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: August 14, 2024	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 14, 2024	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)