Form 10-Q
period 2024-09-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2024-11-14
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 14, 2024, the registrant had a total of 2,297,465 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,300,688	$2,142,485
Accounts Receivable	323,822	231,332
Prepaid and Other Assets	1,102,948	4,402,602
Short-Term Investments	1,711,497	-
Inventory (Note 3)	452,036	466,169
Total Current Assets	6,890,991	7,242,588
Property and Equipment, net (Note 4)	155,257	57,761
Other Assets:
Right of Use Asset (Note 11)	-	13,517
Long-Term Prepaid Expense	110,294	242,647
Intangible Assets, net (Note 5)	264,351	227,258
Total Other Assets	374,645	483,422
Total Assets	$7,420,893	$7,783,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$677,617	$506,206
Lease Liability (Note 11)	-	13,650
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	623,762	2,306,796
Total Current Liabilities:	1,310,151	2,835,424
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	147,895	150,251
Total Long-Term Liabilities	147,895	150,251
Total Liabilities	1,458,046	2,985,675
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 78,803 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (Note 6)	9,567,439	9,858,040
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 1,861,914 and 484,187 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively(1) (Note 6)	186	48
Additional Paid-in Capital(1)	34,815,642	27,457,335
Accumulated Other Comprehensive Income	139,207	135,561
Accumulated Deficit	(38,482,920)	(32,580,850)
60P Shareholders’ Equity:	6,039,554	4,870,134
Noncontrolling Interest	(76,707)	(72,038)
Total Shareholders’ Equity	5,962,847	4,798,096
Total Liabilities and Shareholders’ Equity	$7,420,893	$7,783,771

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Product Revenues – net of Discounts and Rebates	$135,293	$51,188	$365,939	$127,892
Service Revenues	-	-	10,789	-
Product and Service Revenues, net	135,293	51,188	376,728	127,892
Cost of Revenues	111,687	71,196	266,688	328,293
Gross Profit (Loss)	23,606	(20,008)	110,040	(200,401)
Research Revenues	12,818	75,566	43,177	82,974
Net Revenue (Loss)	36,424	55,558	153,217	(117,427)

Operating Expenses:
Research and Development	940,063	263,703	4,372,571	591,569
General and Administrative Expenses	1,215,053	1,313,617	3,419,747	2,551,426
Total Operating Expenses	2,155,116	1,577,320	7,792,318	3,142,995

Loss from Operations	(2,118,692)	(1,521,762)	(7,639,101)	(3,260,422)

Interest Expense	(1,467)	(40,106)	(6,490)	(2,281,191)
Derivative Expense	-	-	-	(399,725)
Change in Fair Value of Derivative Liabilities	(56,712)	92,490	1,683,034	95,324
Loss on Debt Extinguishment	-	(391,593)	-	(1,231,480)
Change in Fair Value of Promissory Note	-	6,105,066	-	5,379,269
Other Income (Expense), net	16,623	(70,490)	56,569	(69,169)
Total Interest and Other Income (Expense), net	(41,556)	5,695,367	1,733,113	1,493,028
(Loss) Income from Operations before Provision for Income Taxes	(2,160,248)	4,173,605	(5,905,988)	(1,767,394)
Provision for Income Taxes (Note 9)	250	63	751	189
Net (Loss) Income including Noncontrolling Interest	(2,160,498)	4,173,542	(5,906,739)	(1,767,583)
Net (Loss) Income – Noncontrolling Interest	(713)	(9,656)	(4,669)	(14,165)
Net (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,159,785)	4,183,198	(5,902,070)	(1,753,418)

Comprehensive (Loss) Income:
Net (Loss) Income	(2,160,498)	4,173,542	(5,906,739)	(1,767,583)
Unrealized Foreign Currency Translation Gain	4,403	9,342	3,646	7,678
Total Comprehensive (Loss) Income	(2,156,095)	4,182,884	(5,903,093)	(1,759,905)

Net Loss – Noncontrolling Interest	(713)	(9,656)	(4,669)	(14,165)
Comprehensive (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,155,382)	4,192,540	(5,898,424)	(1,745,740)

Cumulative Dividends on Series A Preferred Stock	(116,571)	(101,538)	(352,333)	(101,538)
Net (Loss) Income - attributed to Common Shareholders	$(2,271,953)	$4,091,002	$(6,250,757)	$(1,847,278)

Net (Loss) Income per Common Share:
Basic and Diluted (1)	$(0.93)	$9.13	$(4.35)	$(6.59)
Weighted average number of common shares outstanding
Basic and Diluted (1)	2,443,198	448,174	1,437,584	280,391

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	For the Three and Nine Months Ended September 30, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2023	78,803	$9,858,040	484,187	$48	$27,457,335	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs	-	-	438,414	44	1,898,252		-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	41,630	4	4,991	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	16,001	2	(2)	-		-	-	-
Net foreign translation loss	-	-	-	-	-	-	(3,894)	(3,894)	-	(3,894)
Net income (loss)	-	-	-	-	-	430,470	-	430,470	(2,485)	427,985
Balance—March 31, 2024 (unaudited)	78,803	9,858,040	980,232	98	29,360,576	(32,150,380)	131,667	7,200,001	(74,523)	7,125,478
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	41,629	4	4,991	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	5,337	1	(1)	-	-	-	-	-
Voluntary return of shares issued to vendor for services	-	-	(10,000)	(1)	1	-	-	-	-	-
Net foreign translation gain	-	-	-	-	-	-	3,137	3,137	-	3,137
Net loss	-	-	-	-	-	(4,172,755)	-	(4,172,755)	(1,471)	(4,174,226)
Balance—June 30, 2024 (unaudited)	78,803	9,858,040	1,017,198	102	29,365,567	(36,323,135)	134,804	3,035,378	(75,994)	2,959,384
Voluntary conversion of Series A Preferred Stock into common stock	(2,323)	(290,601)	73,334	7	290,594	-	-	-	-	-
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs of $264,774	-	-	677,819	68	1,729,742	-	-	1,729,810	-	1,729,810
Issuance of warrants in Private Placement, net of offering costs paid at closing and deferred offering costs of $582,600	-	-	-	-	3,414,502	-	-	3,414,502	-	3,414,502
Issuance of common stock for fractional shares pursuant to Reverse Stock Split rounding adjustment			93,563	9	(9)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	15,246	-	-	15,246	-	15,246
Net foreign translation gain	-	-	-	-	-	-	4,403	4,403	-	4,403
Net loss	-	-	-	-	-	(2,159,785)	-	(2,159,785)	(713)	(2,160,498)
Balance—September 30, 2024 (unaudited)	76,480	$9,567,439	1,861,914	$186	$34,815,642	$(38,482,920)	$139,207	$6,039,554	$(76,707)	$5,962,847

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024.

	For the Three and Nine Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2022	-	$-	198,836	$20	$5,164,680	$(28,815,148)	$73,708	$(23,576,740)	$(572,320)	$(24,149,060)
Cancellation of common stock	-	-	(120,919)	(12)	12	-	-	-	-	-
Share-based compensation to vendors for services	-	-	120,253	12	5,378,896	-	-	5,378,908	-	5,378,908
Net foreign translation loss	-	-	-	-	-	-	(1,290)	(1,290)	-	(1,290)
Net (loss) income	-	-	-	-	-	(2,600,061)	-	(2,600,061)	2,527	(2,597,534)
Balance—March 31, 2023 (unaudited)	-	-	198,170	20	10,543,588	(31,415,209)	72,418	(20,799,183)	(569,793)	(21,368,976)
Net foreign translation loss	-	-	-	-	-	-	(374)	(374)	-	(374)
Net loss	-	-	-	-	-	(3,336,555)	-	(3,336,555)	(7,036)	(3,343,591)
Balance—June 30, 2023 (unaudited)	-	-	198,170	20	10,543,588	(34,751,764)	72,044	(24,136,112)	(576,829)	(24,712,941)
Issuance of common stock for payment of deferred compensation	-	-	2,438	-	155,000	-	-	155,000	-	155,000
Conversion of debt into common stock upon initial public offering	-	-	142,270	14	7,989,584	-	-	7,989,598	-	7,989,598
Conversion of debt into Series A Preferred Stock upon initial public offering	80,965	10,128,500	-	-	-	-	-	10,128,500	-	10,128,500
Reclassification of liability-classified warrants to equity-classified	-	-	-	-	838,748	-	-	838,748	-	838,748
Issuance of common stock pursuant to IPO, net of underwriting discounts, commissions, and deferred offering costs of $1,266,740	-	-	117,925	12	6,235,264	-	-	6,235,276	-	6,235,276
Issuance of common stock upon exercise of warrants	-	-	15,371	2	1,131,769	-	-	1,131,771	-	1,131,771
Voluntary conversion of Series A Preferred Stock into common stock	(2,162)	(270,460)	3,797	-	270,460	-	-	-	-	-
Issuance of common stock pursuant to share-based compensation awards	-	-	3,336	-	187,200	-	-	187,200	-	187,200
Share-based compensation expense	-	-	-	-	271,066	-	-	271,066	-	271,066
Prepaid share-based compensation	-	-	-	-	109,148	-	-	109,148	-	109,148
Contribution from noncontrolling interest	-	-	-	-	(548,380)	-	-	(548,380)	548,380	-
Net foreign translation gain	-	-	-	-	-	-	9,342	9,342	-	9,342
Net income (loss)	-	-	-	-	-	4,183,198	-	4,183,198	(9,656)	4,173,542
Balance—September 30, 2023 (unaudited)	78,803	$9,858,040	483,307	$48	$27,183,447	$(30,568,566)	$81,386	$6,554,355	$(38,105)	$6,516,250

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,906,739)	$(1,767,583)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,277	19,287
Amortization	28,004	20,606
Amortization of Debt Discount	-	669,148
Amortization of ROU Asset	13,517	37,035
Amortization of Note Issuance Costs	-	67,728
Amortization of Capitalized Share-Based Payments	3,531,763	690,173
Share-Based Compensation to Vendors for Services	-	212,605
Share-Based Compensation under Equity Incentive Plan	15,246	458,266
Loss on Debt Extinguishment	-	1,231,480
Change in Fair Value of Derivative Liabilities	(1,683,034)	(95,324)
Derivative Expense	-	399,725
Change in Fair Value of Promissory Note	-	(5,379,269)
Write-offs of Capitalized Patents	11,300	-
Inventory Reserve	-	(139,946)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(92,490)	(92,044)
Prepaid and Other Assets	(99,756)	(1,512,578)
Inventory	14,133	60,205
Accounts Payable and Accrued Liabilities	171,411	(489,337)
Accrued Interest, net	(5,853)	1,267,703
Reduction of Lease Liability	(13,650)	(37,122)
Deferred Compensation	-	(100,000)
Net Cash Used in Operating Activities	(4,009,871)	(4,479,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(49,869)	(29,220)
Purchases of Fixed Assets	(103,773)	(1,823)
Acquisition of Intangibles	(25,374)	(18,283)
Purchase of Short-Term Investments	(1,708,000)	-
Net Cash Used in Investing Activities	(1,887,016)	(49,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	1,914,513	-
Payment of Deferred Offering Costs	(102,077)	(150,420)
Proceeds from IPO and Over-Allotment, net of underwriting discounts and commissions paid at closing of $1,047,692	-	6,454,325
Proceeds from ATM Offering, net of offering costs paid at closing of $203,914	1,790,670	-
Proceeds from Private Placement, net of offering costs paid at closing of $557,600	3,439,502	-
Proceeds from Exercise of Warrants	-	1,131,771
Proceeds from Exercise of Pre-Funded Warrants	9,990	-
Proceeds from Notes Payable	-	650,000
Repayment of Notes Payable	-	(1,611,111)
Proceeds from Advances - Related Party	-	250,000
Repayment of Related Party Advances	-	(250,000)
Net Cash Provided by Financing Activities	7,052,598	6,474,565

Effect of Exchange Rate Changes on Cash	2,492	7,678

Change in Cash and Cash Equivalents	1,158,203	1,953,675
Cash and Cash Equivalents—Beginning of Period	2,142,485	264,865
Cash and Cash Equivalents—End of Period	$3,300,688	$2,218,540

NONCASH INVESTING/FINANCING ACTIVITIES
Conversion of Debt into Common Stock	$-	$7,989,598
Conversion of Debt into Series A Preferred Stock	$-	$10,128,500
Conversion of Series A Preferred Stock into Common Stock	$290,601	$270,460
Capitalized Share-Based Payments to Vendors	$-	$4,916,556
Fair Value of Warrants Issued to Underwriters	$71,364	$301,416
Reclassification of Liability-classified Warrants to Equity-classified	$-	$838,748
Additions to ROU Assets for Lease Renewal	$-	$50,922
Additions to Lease Liabilities for Lease Renewal	$-	$50,570
Debt Discount Recorded in Connection with Derivative Liabilities	$-	$650,000
Stock Issued for Payment of Deferred Compensation	$-	$480,000
Stock Issued for Acquisition of Intangibles	$-	$33,895

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

(a) Initial Public Offering

On July 14, 2023, the Company closed its initial public offering consisting of 117,925 units at a price of $63.60 per unit for $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated offering expenses paid by the Company at closing (the “IPO”). Each unit consisted of one share of common stock, one tradeable warrant to purchase one share of common stock at an exercise price of $73.14 per share (a “Tradeable Warrant”), and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $76.32 per share (a “Non-tradeable Warrant”). The Tradeable Warrants and Non-Tradeable Warrants were immediately exercisable on the date of issuance and will expire five years from the date of issuance (July 12, 2023 to July 12, 2028).

The Company granted the underwriters a 45-day over-allotment option to purchase up to 17,689 shares of the Company’s common stock at a price of $63.36 per share and/or 17,689 Tradeable Warrants at a price of $0.12 per Tradeable Warrant and/or 17,689 Non-tradeable Warrants at $0.12 per Non-tradeable Warrant, or any combination thereof (the “IPO Over-Allotment”). On July 13, 2023, the underwriters partially exercised the Over-Allotment and purchased an additional 8,387 Tradeable Warrants and 8,387 Non-tradeable Warrants. The Company also issued to the underwriters warrants to purchase 7,076 shares of the Company’s common stock, at an exercise price of $69.96 per share, equal to 110% of the offering price per unit (the “IPO Representative Warrants”). The IPO Representative Warrants are exercisable for a period of five years from the date of issuance (July 14, 2023 to July 14, 2028).

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

On September 30, 2024, the Company had cash and cash equivalents totaling $3,300,688, as compared to cash and cash equivalents totaling $2,142,485 at December 31, 2023. During the nine months ended September 30, 2024, the Company used $4,009,871 of cash in its operating activities.

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

The Company’s capital commitments over the next twelve months include interest obligations on the Company’s debt arrangements of $8,772 and $677,617 to satisfy current accounts payable and accrued expenses.

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

On August 2, 2023, Geoffrey Dow assigned his interest in 60P Australia Pty Ltd, of 904,436 common shares to the Company for no consideration, thereby increasing the proportional ownership of 60P, Inc. in 60P Australia Pty Ltd from 87.53% to 96.61%. The purpose of this assignment was to eliminate the related party conflict associated with Geoffrey Dow’s ultimate beneficial ownership in 60P Australia Pty Ltd being greater than that of other 60P, Inc. shareholders. The increase in the Company’s proportional interest is reflected as a contribution from noncontrolling interest in the accompanying consolidated condensed statement of shareholders’ equity (deficit).

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Noncontrolling Interest in the consolidated condensed financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those estimates may be material. Significant estimates include the reserve for inventory, and derivative liabilities.

(d) Reverse Stock Split

Following stockholder approval in July 2024, the Company effected a reverse stock split at a ratio of 1:12 (the “Reverse Stock Split”), which was effective as of August 12, 2024. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated condensed financial statements have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

(e) Cash and Cash Equivalents

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

(f) Short-term Investments

Short-term investments consist of certificates of deposit with original maturities of greater than three months and less than twelve months, which are classified as held-to-maturity as the Company has the intent and ability to hold these investments until they mature. The classification of short-term investments is determined at the time of purchase and is reevaluated at each balance sheet date. Short-term investments are reported at amortized cost.

(g) Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Based on the Company’s history there has been no need to make a recording to Allowance for Doubtful Accounts. Most of the Company’s revenue has been earned via government contracts, an Australian pharmaceutical distributor, and a large American pharmaceutical distributor. There was no allowance as of September 30, 2024 or December 31, 2023. As the Company continues to engage with smaller distributors, we will continue to analyze whether an allowance should be established. As of September 30, 2024, the American pharmaceutical distributor accounted for 96% of the accounts receivable balance (79% as of December 31, 2023) and the US government accounted for none of the outstanding accounts receivable balance (13% as of December 31, 2023).

(h) Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs that have been incurred in bringing the inventories to their present location and condition. The Company uses the Specific Identification method per lot. A box price is calculated per lot number and sales are recognized by their lot number.

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to Cost of Revenues in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income. During the three months ended September 30, 2024 and 2023, write-downs for expired inventory totaled $1,165 and $0, respectively ($18,490 and $94,977 for the nine months ended September 30, 2024 and 2023, respectively).

(i) Derivative Liabilities

The Company assesses the classification of its derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of September 30, 2024, the Company’s derivative financial instruments consist of contingent payment arrangements.

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

(j) Equity-Classified Warrants

As of September 30, 2024, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

(k) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At September 30, 2024, significant customers represented 97% of receivables (consisting of two customers and one significant customer at 97%). At December 31, 2023, significant customers represented 92% of receivables (consisting of three customers and two significant customers at 79% and 13%, respectively). For the three months ended September 30, 2024, 92% of total net revenues (consisting of two customers and one significant customer) were generated from significant customers. For the three months ended September 30, 2023, 100% of total net revenues (consisting of one significant customer) were generated by significant customers. For the nine months ended September 30, 2024, 94% of total net revenues (consisting of three customers and one significant customer) were generated from significant customers. For the nine months ended September 30, 2023, 100% of the revenues were generated by the Company from significant customers, consisting of two customers at 72% and 28%.

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

(l) Business Segments

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

(m) Revenue Recognition

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

(n) Research and Development Costs

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

The Company recorded $940,063 and $263,703 in research and development expense during the three months ended September 30, 2024 and 2023, respectively, ($4,372,571 and $591,569 for the nine months ended September 30, 2024 and 2023, respectively).

(o) Fair Value of Financial Instruments and the Fair Value Option (“FVO”)

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses) approximate their fair value due to the short-term nature of such instruments.

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

The Company may choose to elect the FVO for certain eligible financial instruments, such as certain Promissory Notes, in order to simplify the accounting treatment. Items for which the FVO has been elected are presented at fair value in the Consolidated Condensed Balance Sheets and any change in fair value unrelated to credit risk is recorded in Other Expense, net in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income. Changes in fair value related to credit risk are recognized as other comprehensive income or loss. As a result of the completion of the IPO in July 2023, all financial instruments for which the FVO was elected were extinguished. See Note 7 for more information on the extinguishment of the Promissory Notes.

The Company’s financial instruments recorded at fair value on a recurring basis at September 30, 2024, and December 31, 2023 include Derivative Liabilities, which are carried at fair value based on Level 3 inputs. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$623,762	$623,762
Total	$-	$-	$623,762	$623,762

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$2,306,796	$2,306,796
Total	$-	$-	$2,306,796	$2,306,796

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs outstanding during the three and nine months ended September 30, 2024 and 2023 are presented in Note 7 (Debt) and Note 8 (Derivative Liabilities), respectively.

(p) Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

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

As of September 30, 2024, and December 31, 2023, the fair value of Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable, Prepaid Expenses and Other Current Assets, and Accounts Payable and Accrued Expenses approximated their carrying values due to the short-term nature of these assets and liabilities.

(q) Foreign Currency Transactions and Translation

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate				As of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Currency	2024	2023	2024	2023	2024	2023
1 AUD =	0.67 USD	0.65 USD	0.66 USD	0.67 USD	0.69 USD	0.68 USD

(r) Reclassifications

Certain prior period interim amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated condensed results of operations and comprehensive (loss) income, shareholders’ equity (deficit), or cash flows.

(s) Share-Based Payments

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

(t) Leases

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

(u) Net (Loss) Income per Common Share

Net (Loss) Income per Common Share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding during each period. The Company has included the Pre-Funded Warrants issued in January 2024 and September 2024 (See Note 6) in its computation of basic and diluted net (loss) income per share due to their nominal exercise prices. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as an addition to net loss or a reduction of net income in determining basic and diluted net (loss) income attributable to common stockholders.

As the Company reported a net loss for the nine months ended September 30, 2024 and 2023 and the three months ended September 30, 2024, the calculation of diluted net loss per common share is the same as basic net loss per common share. For the three months ended September 30, 2023, all securities that could potentially dilute basic earnings per share in the future have been excluded from the diluted calculation because the effect would be antidilutive. The potential dilutive securities for the three months ended September 30, 2023 included: common stock warrants, stock options and unvested restricted stock units granted under the 2022 Plan.

As a result of the Reverse Stock Split, which was effective as of August 12, 2024, all shares of outstanding common stock and net (loss) income per common share calculations have been retroactively adjusted for all periods presented.

(v) Related Parties

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

(w) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 14, 2024, which is the date the consolidated condensed financial statements were issued. See Note 12.

(x) Recently Issued Accounting Pronouncements

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

3. INVENTORY

Inventory consists of the following major classes:

	September 30, 2024	December 31, 2023
Work in Process	$367,587	$278,987
Finished Goods	84,449	187,182
Inventory	$452,036	$466,169

4. PROPERTY AND EQUIPMENT

As of September 30, 2024 and December 31, 2023, Property and Equipment, net consists of:

	September 30, 2024	December 31, 2023
Lab Equipment	$233,411	$132,911
Machinery	55,800	55,800
Computer Equipment	7,000	14,084
Furniture	3,030	3,030
Property and Equipment, at cost	299,241	205,825
Accumulated Depreciation	(143,984)	(148,064)
Property and Equipment, Net	$155,257	$57,761

Machinery of $55,800 has not yet been placed into service and therefore depreciation has not commenced as of September 30, 2024. Depreciation expense for the three months ended September 30, 2024 and 2023 was in the amount of $4,334 and $5,485, respectively ($6,277 and $19,287 for the nine months ended September 30, 2024 and 2023, respectively).

5. INTANGIBLE ASSETS

As of September 30, 2024 and December 31, 2023, Intangible Assets, net consists of:

	September 30, 2024	December 31, 2023
Patents	$225,485	$185,595
Website Development Costs	104,622	79,248
Intangible Assets, at cost	330,107	264,843
Accumulated Amortization	(65,756)	(37,585)
Intangible Assets, net	$264,351	$227,258

During the three months ended September 30, 2024 and 2023, the Company capitalized website development-related costs of $3,299 and $12,283, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com ($25,374 and $52,178 for the nine months ended September 30, 2024 and 2023, respectively). Amortization expenses for the three months ended September 30, 2024 and 2023 were in the amounts of $10,325 and $7,414, respectively ($28,004 and $20,606 for the nine months ended September 30, 2024 and 2023, respectively). During the three months ended September 30, 2024 and 2023, there were write-downs for expired or obsolete patents of $2,922 and $0, respectively ($11,300 and $0 for the nine months ended September 30, 2024 and 2023, respectively).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of September 30, 2024:

Period	Patents	Website Development Costs
2024 (remaining three months)	$1,753	$8,718
2025	7,010	31,761
2026	7,010	12,432
2027	7,010	3,094
2028	7,010	-
Thereafter	51,106	-
Total	$80,899	$56,005

The Company has recorded $128,722 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of September 30, 2024, 1,861,914 shares of common stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

Following stockholder approval in July 2024, on July 30, 2024, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:12 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of August 12, 2024. As of the effective time of the Reverse Stock Split, every twelve (12) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. The Company issued an additional 93,563 shares of common stock on August 19, 2024 for rounding due to fractional shares. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock, or the number of issued and outstanding shares of Series A Preferred Stock. All references to numbers of shares of the Company’s common stock and per share information have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split.

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

In connection with the closing of the Company’s IPO as discussed in Note 1, the Company issued common stock as follows:

●	As a result of the effectiveness of the Registration Statement on July 11, 2023, the Company issued a total of 3,336 restricted shares of common stock to the following directors and in the amounts listed: (i) Stephen Toovey (834 restricted shares of common stock), (ii) Charles Allen (834 restricted shares of common stock), (iii) Paul Field (834 restricted shares of common stock) and (iv) Cheryl Xu (834 restricted shares of common stock), by virtue of the directors’ agreements discussed in Note 11.

●	On July 14, 2023, the IPO closed, and the Company issued 117,925 shares of common stock from the sale of units at a price of $63.60 per unit, generating $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated IPO expenses. As a result of the completion of the IPO and as required under the terms of the respective agreements, on July 14, 2023:

o	The Company issued an aggregate of 142,270 shares of common stock upon conversion of the Company’s outstanding debt obligations as follows: (i) 31,996 shares issued to the holders of the 2022 and 2023 Bridge Notes and the Related Party Notes, (ii) 17,912 shares issued pursuant to the Xu Yu Note, including the Amendment, and (iii) 92,362 shares issued to Knight upon conversion of the principal amount of the Convertible Knight Loan, in each case at the conversion prices detailed in Note 8.

o	The Company issued 2,438 shares of common stock to BioIntelect as deferred equity compensation valued in the amount of $155,000.

In July 2023, the Company issued an aggregate of 15,371 shares of common stock upon the exercise of (i) 2,621 Bridge Warrants (as defined below), (ii) 5,000 Non-tradeable Warrants, and (iii) 7,750 Tradeable Warrants.

On July 25, 2023, the Company converted 2,162 shares of Series A Preferred Stock held by Knight into 3,797 shares of common stock.

On January 29, 2024, the Company, entered into an Underwriting Agreement with WallachBeth Capital LLC (the “Underwriting Agreement”), relating to the Company’s public offering (the “January 2024 Offering”) of 438,409 units (the “Units”) at an offering price of $4.62 per Unit and 83,259 pre-funded units (the “Pre-Funded Units”) at an offering price of $4.50 per Pre-Funded Unit. Each Unit consisted of one share of common stock and one warrant exercisable for one share of common stock (the “January 2024 Warrants”). Each January 2024 Warrant has an exercise price of $5.082 per share (110% of the offering price per Unit), was exercisable immediately upon issuance and expires five years from the date of issuance. Each Pre-Funded Unit consists of one pre-funded warrant exercisable for one share of common stock (the “January 2024 Pre-Funded Warrants”) and one warrant identical to the January 2024 Warrants included in the Units. The purchase price of each Pre-Funded Unit was equal to the price per Unit sold to the public in the offering, minus $0.12, and the exercise price of each January 2024 Pre-Funded Warrant is $0.12 per share. The January 2024 Pre-Funded Warrants were immediately exercisable and may be exercised at any time until exercised in full.

The Company granted WallachBeth Capital LLC an option, exercisable within 45 days after the closing of the offering, to purchase up to 65,762 shares of the Company’s common stock at a price of $4.62 per share and/or 78,250 January 2024 Warrants at a price of $0.12 per warrant and/or 12,489 January 2024 Pre-Funded Warrants at a price of $4.50 per pre-funded warrant, or any combination of additional shares of common stock, January 2024 Warrants and/or January 2024 Pre-Funded Warrants, representing, in the aggregate, up to 15% of the number of Units sold in the offering, 15% of the January 2024 Warrants underlying the Units and Pre-Funded Units sold in the offering and 15% of the January 2024 Pre-Funded Warrants underlying the Pre-Funded Units sold in the offering, in all cases less the underwriting discount to cover over-allotments, if any. WallachBeth Capital LLC partially exercised its over-allotment option with respect to 68,182 January 2024 Warrants on January 31, 2024, and purchased an additional 5 shares of common stock at a purchase price of $4.50 per share and 5 January 2024 Warrants at a purchase price of $0.12 per warrant on February 14, 2024.

The Company also issued to WallachBeth Capital LLC warrants (the “January 2024 Representative Warrants”) to purchase 31,300 shares of the Company’s common stock, which is equal to 6% of the common stock sold that were part of the Units and the January 2024 Pre-Funded Warrants sold in the Offering, at an exercise price of $5.082 per share (110% of the offering price per Unit). The January 2024 Representative Warrants are exercisable beginning on January 31, 2024 until January 31, 2029.

The Units and Pre-Funded Units were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-276641), originally filed with the SEC on January 22, 2024 (the “January 2024 Registration Statement”) and the final prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The January 2024 Registration Statement was declared effective by the SEC on January 29, 2024. The closing of the January 2024 Offering occurred on January 31, 2024. The net proceeds to the Company from the January 2024 Offering were approximately $1.9 million, after deducting underwriting discounts and commissions and the payment of other offering expenses payable by the Company.

On February 1, 2024 and April 9, 2024, the Company issued 41,630 shares and 41,629 shares of common stock, respectively upon the exercise of 41,630 and 41,629 January 2024 Pre-Funded Warrants, respectively, resulting in aggregate proceeds to the Company of $9,990.

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

On July 12, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with WallachBeth Capital LLC as sales agent, to sell shares of common stock having an aggregate offering price of up to $1,253,603 from time to time, through an “at the market offering” program (the “ATM Offering”). The offer and sale of shares of common stock from the ATM Offering was made pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796) contained therein which became effective on July 18, 2024. The prospectus supplement was subsequently amended on July 22, 2024, July 24, 2024, July 26, 2024, and August 2, 2024, to increase the maximum aggregate offering price under the ATM Agreement to $1,774,640, $1,890,705, $2,190,416, and $2,295,192, respectively. From July 19, 2024 to August 1, 2024, the Company sold a total of 677,819 shares in the ATM Offering, for gross proceeds of $1,994,583.

On July 22, 2024 and July 26, 2024, the Company converted 1,291 and 1,032 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 40,000 shares and 33,334 shares of common stock, respectively.

(b) Common Stock Warrants

As of September 30, 2024, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

In May 2022 and May 2023, in connection with the issuance of the Related Party Notes and the 2022 and 2023 Bridge Notes as described in Note 8, the Company issued five-year warrants to each of the noteholders with an exercise price dependent on the IPO price (collectively, the “Bridge Warrants”). The number of shares issuable upon exercise of the warrants was contingent on the number of shares issued upon conversion of the notes following the Company’s IPO. As of the closing of the Company’s IPO, the Bridge Warrants became exercisable into an aggregate of 19,330 shares of the Company’s common stock, 6,661 of which have an exercise price of $57.24 (90% of the IPO price), and 12,669 with an exercise price of $69.96 (110% of the IPO Price). Prior to the IPO, the Bridge Warrants were classified as derivative liabilities in accordance with the provisions of ASC 815 and were carried at their respective fair values. (See Note 8). In connection with the IPO, the terms of the Bridge Warrants became fixed. The Company determined the event resulted in equity classification for the Bridge Warrants and, accordingly, the Company remeasured the warrant liabilities to fair value, and reclassified the warrants to additional paid-in capital.

As of the respective issuance dates, the Company accounts for the Tradeable Warrants, the Non-tradeable Warrants, and the IPO Representative Warrants (each as defined in Note 1), the January 2024 Pre-Funded Warrants, the January 2024 Warrants, and the January 2024 Representative Warrants (each as defined above) as equity-classified financial instruments.

On September 4, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, agreeing to issue and sell in a private placement offering (the “Private Placement”) (i) pre-funded warrants to purchase 2,898,551 shares of common stock (the “September 2024 Pre-Funded Warrants”), (ii) series A warrants to purchase 2,898,551 shares of common stock (the “Series A Warrants”), and (iii) series B warrants to purchase 2,898,551 shares of common stock (the “Series B Warrants) at a price of $1.379 per Pre-Funded Warrant and accompanying Series A and Series B Warrants. The Private Placement closed on September 5, 2024, generating net proceeds to the Company of $3,414,502, after deducting placement agent fees and offering expenses.

The September 2024 Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable, subject to certain ownership restrictions, and will remain exercisable until exercised in full. The Series A and Series B Warrants have an exercise price of $1.38 per share and will be exercisable beginning on the effective date of stockholder approval to approve the exercise of the Series A and Series B Warrants and the September 2024 Agent Warrants, defined below, to comply with applicable listing rules and regulations of the Nasdaq Stock Market (“Stockholder Approval”, and such date that approval is obtained, the “Stockholder Approval Date”). The Series A Warrants expire five years after the Stockholder Approval Date and the Series B Warrants will expire 18 months after the Stockholder Approval Date.

As compensation for acting as the placement agent for the Private Placement, the Company issued to H.C. Wainwright & Co., LLC warrants to purchase up to 217,391 shares of stock (the “September 2024 Agent Warrants”). The September 2024 Agent Warrants have substantially the same terms as the Series A Warrants, except that the September 2024 Agent Warrants have an exercise price equal to $1.725 per share.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2022	-	$-	-
Total outstanding, March 31, 2023	-	$-	-
Total outstanding, June 30, 2023	-	$-	-
Reclassified from derivative liabilities	19,330	65.58	4.15
Granted	259,700	74.60	5.00
Exercised	(15,371)	73.63	5.00
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, September 30, 2023	263,659	$73.99	4.73
Total exercisable, September 30, 2023	263,659	$73.99	4.73

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	263,659	$74.00	4.47
Granted	704,414	4.50	5.00
Exercised	(41,630)	0.12	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2024	926,443	$24.47	4.67
Granted	-	-	-
Exercised	(41,629)	0.12	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2024	884,814	$25.62	4.41
Granted(1)	8,913,044	0.94	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, September 30, 2024(1)	9,797,858	$3.17	4.16
Total exercisable, September 30, 2024(2)	3,783,365	$5.99	4.16

(1)	Weighted average remaining contractual life calculations exclude (i) 2,898,551 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, (ii) 217,391 September 2024 Agent Warrants and 2,898,551 Series A Warrants issued September 2024 that will expire five years from the Stockholder Approval Date, defined above, and (iii) 2,898,551 Series B Warrants issued September 2024 that will expire eighteen months from the Stockholder Approval Date.
(2)	Weighted average remaining contractual life calculation excludes 2,898,551 exercisable Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date

During the three and nine months ended September 30, 2023, the Company received aggregate cash proceeds of $1,131,771 upon the exercise of 2,621 Bridge Warrants with an exercise price of $69.96, 5,000 Non-tradeable Warrants with an exercise price of $76.32, and 7,750 Tradeable Warrants with an exercise price of $73.14. There were no warrants exercised during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company received aggregate cash proceeds of $9,990 upon the exercise of 83,259 January 2024 Pre-Funded Warrants with an exercise price of $0.12.

The following table summarizes the significant assumptions used in determining the fair value of equity-classified warrants granted during the nine months ended September 30, 2024:

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

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three months ended September 30, 2024 and 2023, dividends in the amount of $116,571 and $101,538, accrued on outstanding shares of Series A Preferred Stock, respectively ($352,332 and $101,538 for the nine months ended September 30, 2024 and 2023, respectively). As of September 30, 2024, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $573,046. To date, the Company has not declared or paid any dividends.

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

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series A Preferred Stock (but unchanged as a result of the Reverse Stock Split impacting the Common Stock on August 12, 2024) (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, as adjusted for the 1:12 Reverse Stock Split after August 12, 2024, or $60 per share or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

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

(b) Note, including Amendment

The Company executed a promissory note (the “Note”) with an individual investor on October 11, 2017, later amended on December 11, 2022 (the “Amendment”). The Note, including the Amendment was set to mature 60 days after the Knight Loans were repaid, and contained a provision to automatically convert the outstanding principal and accumulated interest through March 31, 2022 into common shares in the event the Company consummated an IPO. Amortization of the discount on the Note, including the Amendment for the three months ended September 30, 2024 and 2023 was $0 and $3,869, respectively ($0 and $52,628 for the nine months ended September 30, 2024 and 2023, respectively). Interest expense related to the Note, including the Amendment, for the three months ended September 30, 2024 and 2023 was $0 and $4,944, respectively ($0 and $66,558 for the nine months ended September 30, 2024 and 2023, respectively).

As a result of the completion of the IPO and as required under the terms of the Note, including the Amendment, the outstanding principal and accrued interest through March 31, 2022 converted to 17,912 shares of our common stock at a conversion rate equal to the IPO price, in full satisfaction of the outstanding debt obligation. The Company recognized a debt extinguishment gain of $223,077 upon conversion, representing the difference between (i) the reacquisition price, consisting of the fair value of the common shares issued, and (ii) the net carrying value of the debt, inclusive of unamortized discounts and issuance costs, on the date of conversion. As a result, as of September 30, 2024 and December 31, 2023 there were no amounts outstanding under the Note.

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

The Company performed an evaluation of the conversion features embedded in the 2022 and 2023 Bridge Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. Derivative liabilities are carried at fair value at each balance sheet date, and any changes in fair value are recognized in the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income. See Note 8 for further details.

As a result of the completion of the IPO and as required under the terms of the 2022 and 2023 Bridge Notes, the Company issued the holders 25,335 shares of common stock, determined by the outstanding principal balance of each note divided by the IPO price. In addition, the Company made cash payments to the holders of the 2022 and 2023 Bridge Notes totaling $1,749,488, in full settlement of the outstanding debt obligations. The embedded derivative liability (conversion feature) was marked to market on the settlement date, and the Company recognized a debt extinguishment loss of $614,670 upon settlement, representing the difference between (i) the reacquisition price, consisting of cash and shares, and (ii) the net carrying value of the debt including associated derivative liabilities on the date of conversion. As such, as of September 30, 2024 and December 31, 2023 there were no amounts outstanding under the 2022 and 2023 Bridge Notes.

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

As a result of the completion of the IPO and as required under the terms of the Related Party Notes, the entirety of the outstanding principal balance converted to 6,661 shares of common stock at a conversion rate equal to 80% of the IPO price, fully satisfying the Company’s obligations with respect to the principal amount. In addition, the Company made cash payments to the related party holders totaling $31,968 in full settlement of the outstanding debt obligation. As such, as of September 30, 2024 and December 31, 2023 there were no amounts outstanding under the Related Party Notes.

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

For the nine months ended September 30, 2024 and 2023, the Company recorded amortization of debt discounts, including issuance costs, of $0 and $670,550, respectively.

(e) Knight Debt Conversion

On January 9, 2023, and in two subsequent amendments, the Company and Knight Therapeutics agreed to extinguish Knight’s debt in the event of an IPO. Key points of this agreement are as follows:

●	The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of $10,770,037 in principal and $8,096,486 in accumulated interest should the Company execute an IPO that results in gross proceeds of at least $7,000,000 prior to December 31, 2023. Should an IPO not occur by January 1, 2024 then all terms of the original debt would resume including any interest earned after March 31, 2022.

●	The Parties agreed to convert the fixed principal amount into (i) that number of shares of common stock equal to dividing the principal amount by an amount equal to the offering price of the common stock in the IPO discounted by 15%, rounding up for fractional shares, in a number of common shares up to 19.9% of the Company’s outstanding common stock after giving effect of the IPO; (ii) the Company will make a milestone payment of $10 million to Knight if, after the date of a Qualifying IPO, the Company sells Arakoda™ or if a Change of Control (as per the definition included in the original loan agreement dated on December 10, 2015) occurs, provided that the purchaser of Arakoda™ or individual or entity gaining control of the Borrower is not the Lender or an affiliate of the Lender; (iii) following the License and Supply agreement dated on December 10, 2015 and subsequently amended on January 21, 2019, an expansion of existing distribution rights to tafenoquine/Arakoda™ to include COVID-19 indications as well as malaria prevention across the Territory as defined in said documents, subject to US Army approval; and (iv) Company will retain Lender or an affiliate to provide financial consulting services, management, strategic and/or regulatory advice of value $30,000 per month for five years (the parties will negotiate the terms of that consulting agreement separately in good faith).

●	The parties agreed to convert the accrued interest into that number of shares of a new class of preferred stock (the “Preferred Stock”) by dividing the fixed accumulated interest by $100.00, then rounding up. The Preferred Stock shall have the following rights, preferences, and designations: (i) have a 6% cumulative dividend accumulated annually on March 31; (ii) shall be non-voting stock; (iii) are not redeemable, (iv) be convertible to shares of common stock at a price equal to the lower of (1) the price paid for the shares of common stock in the initial public offering, as adjusted after the effective date of the Reverse Stock Split and (2) the 10 day volume weighted average share price immediately prior to conversion; and (v) conversion of the preferred stock to common shares will be at the Company’s sole discretion. Notwithstanding the foregoing, the Preferred Stock shall not be converted into shares of common stock if as a result of such conversion Knight will own 19.9% or more of our outstanding common stock.

●	In addition to the conversion of the debt, for a period commencing on January 1, 2022 and ending upon the earlier of 10 years after the Closing or the conversion or redemption in full of the Preferred Stock, Company shall pay Lender a royalty equal to 3.5% of the Company’s net sales (the “Royalty”), where “Net Sales” has the same meaning as in the Company’s license agreement with the U.S. Army for tafenoquine. Upon success of the Qualified IPO, the Company shall calculate the royalty payable to Knight at the end of each calendar quarter. The Company shall pay to Knight the royalty amounts due with respect to a given calendar quarter within fifteen (15) business days after the end of such calendar quarter. Each payment of royalties due to Knight shall be accompanied by a statement specifying the total gross sales, the net sales and the deductions taken to arrive to net sales. For clarification purposes, the first royalty payment will be performed following the above instructions, on the first calendar quarter in which the Qualified IPO takes place and will cover the sales for the period from January 1, 2022 until the end of said calendar quarter.

The Company evaluated the January 9, 2023 exchange agreement in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. In January 2023, the Company recorded a loss upon extinguishment in the amount of $839,887 and elected to recognize the new debt under the ASC 825 fair value option until it was settled, which occurred in the third quarter of 2023 (see below). Therefore, there were no amounts outstanding as of September 30, 2024 or December 31, 2023.

A reconciliation of the beginning and ending balances for the Convertible Knight Note, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2023:

Convertible Knight Note, at fair value
Promissory Notes, at fair value at December 31, 2022	$-
Fair value at modification date - January 9, 2023	21,520,650
Fair value - mark to market adjustment	(339,052)
Accrued interest recognized	634,243
Promissory Notes, at fair value at March 31, 2023	21,815,841

Fair value - mark to market adjustment	1,064,849
Accrued interest recognized	659,306
Promissory Notes, at fair value at June 30, 2023	23,539,996
Fair value - mark to market adjustment	(6,105,066)
Extinguishment of Promissory Notes	(17,434,930)
Promissory Notes, at fair value at September 30, 2023	$-

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

(f) Debenture

On April 24, 2019, 60P entered into the Knight debenture of $3,000,000 with an original issue discount of $2,100,000, which was being amortized using the effective interest method. The Company subsequently restructured the Knight Loans, including the debenture, pursuant to the Knight Debt Conversion Agreement (see above). $13,696 of the original issue discount was amortized to interest expense during the nine months ended September 30, 2023 prior to the amendment. The Knight Debt Conversion Agreement in January 2023 was accounted for as an extinguishment of the Debenture, as discussed above. Therefore, there were no amounts outstanding as of September 30, 2024 or December 31, 2023.

(g) SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. The balance as of September 30, 2024 and December 31, 2023 was $156,667 and $159,023, respectively. The current maturity at September 30, 2024 is $8,772 and the long-term liability is $147,895 ($8,772 and $150,251 at December 31, 2023, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2024 (remaining three months)	$-
2025	-
2026	683
2027	3,228
2028	3,342
Thereafter	142,747
Total	$150,000

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

As discussed in Notes 6 and 7 above, certain of the Company’s bridge shares, warrants and convertible notes (containing an embedded conversion feature) were previously accounted for as derivative liabilities. The bridge shares and related conversion features were derecognized upon conversion of the related debt obligations on the date of the IPO. In addition, certain of the Company’s common stock warrants were previously accounted for as derivative liabilities as there was an unknown exercise price and number of shares associated with each instrument. In connection with the IPO, the terms of these warrants became fixed, at which point the Company determined the warrants met all of the criteria for equity classification and reclassified the warrants to additional paid-in capital at their fair value on the IPO date.

As of September 30, 2024, derivative liabilities consist of the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control (See Note 7). The valuation of the contingent milestone payment includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields.

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

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2024:

	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2023	$2,306,796	$2,306,796
Fair value - mark to market adjustment	(1,740,847)	(1,740,847)
Derivative liabilities - March 31, 2024	565,949	565,949
Fair value - mark to market adjustment	1,101	1,101
Derivative liabilities - June 30, 2024	567,050	567,050
Fair value - mark to market adjustment	56,712	56,712
Derivative liabilities - September 30, 2024	$623,762	$623,762

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2023:

	Bridge Shares	Warrants	Convertible Notes Payable	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2022	$834,352	$578,164	$81,684	$-	$1,494,200
Fair value - mark to market adjustment	4,902	1,689	(1,457)	-	5,134
Derivative liabilities - March 31, 2023	839,254	579,853	80,227	-	1,499,334
Fair value - commitment date	680,276	274,449	-	-	954,725
Fair value - mark to market adjustment	8,896	(17,009)	145	-	(7,968)
Derivative liabilities - June 30, 2023	1,528,426	837,293	80,372	-	2,446,091
Fair value - mark to market adjustment prior to conversion or reclassification	(105,790)	1,455	(45,207)	-	(149,542)
Conversion of convertible promissory notes	(1,422,636)	-	(35,165)	-	(1,457,801)
Reclassification of warrants to equity	-	(838,748)	-	-	(838,748)
Recognition of contingent milestone liability	-	-	-	2,117,142	2,117,142
Fair value - mark to market adjustment	-	-	-	57,052	57,052
Derivative liabilities - September 30, 2023	$-	$-	$-	$2,174,194	$2,174,194

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income. During the nine months ended September 30, 2024 and 2023, the Company recorded a net gain on the change in fair of derivative liabilities of $1,683,034 and $95,324, respectively.

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

9. INCOME TAXES

The Company did not record a federal income tax provision or benefit for each of the three and nine months ended September 30, 2024 and 2023 due to taxable losses. The Company recorded a provision for income taxes for the District of Columbia of $250 and $63 for the three months ended September 30, 2024 and 2023, respectively, thereby reflecting the minimum statutory tax due ($751 and $189 for the nine months ended September 30, 2024 and 2023, respectively).

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and Development	$600,000	$-	$3,227,300	$188,908
General and Administrative Expenses	68,974	549,031	319,709	1,172,136
Total Share-Based Compensation Expense Included in Operating Expenses	$668,974	$549,031	$3,547,009	$1,361,044

(a) Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. On July 16, 2024, at the Company’s 2024 Annual Stockholders’ Meeting, the Company’s stockholders approved the proposal to amend the 2022 Plan to increase the number of shares available for issuance by 416,667 shares. As of September 30, 2024, the number of remaining shares available for issuance under the 2022 Plan is equal to 351,034.

Stock Grants

On July 11, 2023, the Company recognized $187,200 of share-based compensation expense upon the issuance of 3,336 shares of common stock to the Company’s Board of Directors, by virtue of the terms of the agreements described in Note 12, which is reflected in general and administrative expenses in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income.

Stock Options

The Company grants stock options to employees, non-employees, and Directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the Nasdaq Capital Market on the date that the options are granted. Options granted generally have a term of five or ten years from the grant date and are subject to vesting as determined in the individual award agreement. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model.

The following table summarizes the significant assumptions used in determining the fair value of options granted for the three and nine months ended September 30, 2024:

2024
Weighted-average grant date fair value	1.76
Risk-free interest rate	3.62% - 4.17%
Expected volatility	86.0% - 87.0%
Expected term (years)	6.41 - 10.00
Expected dividend yield	0.00%

The following table summarizes the significant assumptions used in determining the fair value of options granted for the three and nine months ended September 30, 2023:

2023
Weighted-average grant date fair value	41.04
Risk-free interest rate	4.25% - 4.33%
Expected volatility	105.0% - 110.0%
Expected term (years)	3.18 - 3.76
Expected dividend yield	0.00%

Upon the Closing of the IPO on July 12, 2023, the Company granted an aggregate of 50,664 stock options to directors and executives, with a weighted average exercise price of $57.00. There were no stock options granted, issued, or outstanding prior to the IPO. Upon receiving shareholder approval to increase the number of shares available under the 2022 Plan on July 16, 2024, the Company determined that the grant date criteria (as defined in ASC 718) was met, and therefore granted 64,183 stock options to certain directors, executives, and non-employees, in accordance with the terms of the individuals’ employment agreements. On September 26, 2024, the Board of Directors approved the grant of an additional 20,834 stock options to an executive. For the three and nine months ended September 30, 2024, the weighted average grant date fair value of options granted was $10.92.

For the three and nine months ended September 30, 2024, the Company recognized $15,246 of compensation expense related to stock option awards ($233,728 for the three and nine months ended September 30, 2023).

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

Upon the Closing of the IPO on July 12, 2023, the Company granted an aggregate of 2,672 RSUs to directors of the Company. No RSUs were granted, vested, or outstanding prior to the IPO. For the three and nine months ended September 30, 2024 the Company recognized $0 of compensation expense related to the vesting of RSUs ($37,338 and 668 RSUs, for the three and nine months ended September 30, 2023).

There were no RSUs granted during the three or nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, the Company issued 0 and 21,338 shares of common stock, respectively, pursuant to RSUs granted to executives and directors in November 2023, which were fully vested as of December 31, 2023 (none during the three or nine months ended September 30, 2023).

(b) Share-Based Payments to Vendors for Services

During the nine months ended September 30, 2024 and 2023, the Company issued 0 and 77,500 fully vested, nonforfeitable common stock shares, respectively, as share-based payments to two nonemployees, Florida State University Research Fund, Inc. and Kentucky Technology Inc, in exchange for research and development services to be rendered to the Company in the future. The Company recognizes prepaid research and development costs on the grant date, as defined in ASC 718. Florida State University Research Fund, Inc. agreed to render research and development services related to development of celgosivir over a period of up to five years using the proceeds from the sale of the Company’s common shares to fund the services. Prepaid research and development costs recognized associated with the Florida State University Research Fund, Inc. are expected to be rendered within one year. Kentucky Technology Inc. agreed to furnish a written report on the potential development of SJ733 + tafenoquine in exchange for fully vested shares of the Company’s common stock. On May 3, 2024, the Company indicated to Kentucky Technology, Inc. that the report (delivered in April 2024) was acceptable to the Company. Upon acceptance, the Company recognized $2,625,000 of share-based compensation expense, which is reflected in Research and Development expense in the results of operations for the nine months ended September 30, 2024. As of September 30, 2024, the unamortized balance of prepaid assets related to these share-based payments for research and development costs for which the grant date criteria has been met and the services are expected to be rendered within one year is $103,385 ($2,730,685 at December 31, 2023), which is presented as a component of Prepaid and Other Assets on the accompanying Consolidated Condensed Balance Sheets.

In addition to share-based payments for research and development services, during the nine months ended September 30, 2024 and 2023, 0 and 45,191 common stock shares, respectively, were issued as fully vested, nonforfeitable equity instruments to nonemployees (0 and 2,438 during the three months ended September 30, 2024 and 2023, respectively). As of September 30, 2024, the unamortized balance of current prepaid assets related to these share-based payments for which the services are expected to be rendered within one year is $176,471 ($948,581 at December 31, 2023), which is reported in Prepaid and Other Assets on the Consolidated Condensed Balance Sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $110,294 ($242,647 at December 31, 2023), reported in Long-Term Prepaid Expense on the Consolidated Condensed Balance Sheets.

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

Operating lease costs, including short-term leases, were in the amount of $4,938 and $13,859 for the three months ended September 30, 2024 and 2023, respectively ($24,067 and $41,225 for the nine months ended September 30, 2024 and 2023, respectively).

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

(e) Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2024, which is the date the consolidated condensed financial statements were issued.

On October 1, 2024, the Company issued 206,551 shares of common stock upon the exercise of 206,551 September 2024 Pre-Funded Warrants, for aggregate cash proceeds to the Company of $207.

On October 31, 2024, the Company issued an additional 229,000 shares of common stock upon the exercise of 229,000 September 2024 Pre-Funded Warrants, for aggregate cash proceeds to the Company of $229.

On November 6, 2024, the Company conducted a Special Meeting of Stockholders (the “Meeting”). The Company’s stockholders of record at the close of business on September 20, 2024, the record date for the determination of stockholders entitled to vote at the Meeting, approved the proposals to (1) approve the exercise of the Series A Warrants, the Series B Warrants, and the September 2024 Agent Warrants (each as defined in Note 6) to purchase up to an aggregate of 6,014,493 shares of the Company’s common stock under applicable rules and regulations of the Nasdaq Stock Market LLC, (2) approve an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance by 500,000 shares, and (3) approve an amendment to the Company’s Certificate of Incorporation, to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:3 to 1:5 inclusive, as may be determined at the appropriate time by the Board of Directors in its sole discretion.

On November 12, 2024, the Board of Directors approved a one-off cash payment of $20,000 to each of the non-executive Directors in lieu of forfeiting the grant of restricted stock units that would have otherwise been granted for the second half of 2024.

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

Following our initial public offering in July 2023, our initial strategic priority was to conduct a Phase IIB study that would have evaluated the potential of the Arakoda regimen of Tafenoquine to accelerate disease recovery in COVID-19 patients with low risk of disease progression. In October 2023, we made a decision to suspend this study. This was a consequence of advice previously received from the U.S. Food and Drug Administration (FDA), which we interpreted to mean that the Agency would not have granted clearance for the study to proceed unless we redesigned it to (i) enroll a patient population in which receipt of Paxlovid or Lagevrio would be medically contraindicated, or (ii) compare Tafenoquine to placebo in patients taking a “standard of care” regimen (defined by the FDA as Lagevrio or Paxlovid). The FDA’s position was somewhat surprising given that neither Paxlovid nor Lagevrio is indicated for treatment of COVID-19 in low-risk patients. We determined that conducting our study in an alternate population in the United States would be unfeasible, and that conducting an add-on-to standard of care study might not be Phase III enabling. Accordingly, we made a decision to pivot back to continue commercialization of Arakoda for malaria, and further evaluation of the Arakoda regimen of Tafenoquine for babesiosis and other diseases. We believe such an approach is both less risky and less expensive.

Moving forward, our general strategy to achieve profitability and grow shareholder value has three facets: (i) increase sales of Arakoda; (ii) conduct clinical trials to expand the number of patients who can use Tafenoquine for new indications in the future; and (iii) reposition small molecule therapeutics with good clinical safety profiles for new indications.

Business Developments

The following highlights significant business developments in our business during the quarter ended September 30, 2024.

●	On July 9, 2024, our expanded use protocol for treatment of babesiosis in immunocompromised patients with persistent babesia microti received IRB (ethics) clearance.

●	On July 15, 2024, we entered into clinical trial agreements with Yale University and Rhode Island Hospital for our tafenoquine babesiosis clinical trial in hospitalized patients.

●	On July 22, 2024, we converted 1,291 shares of Series A Preferred Stock held by an investor into 40,000 shares of our common stock. On July 26, 2024, we converted an additional 1,032 shares of Series A Preferred Stock held by the investor into 33,334 shares of our common stock.

●	On July 24, 2024, we were awarded a fixed-price contract with the United States Army Medical Materiel Development Activity to support commercial validation of new bottle and replacement blister packaging of ARAKODA®. This initiative is critical for ensuring the continued procurement by the U.S. government.

●	In August 2024, we granted the University of Kentucky a right of reference to our new drug application for ARAKODA®. The right of reference will allow the FDA to review clinical efficacy and safety data, non-clinical data and chemistry, manufacturing and control information on ARAKODA® as the FDA reviews protocols and new IND application submissions related to the University of Kentucky’s investigational SJ733 Phase IIB program.

At-the-Market Sales Agreement

On July 12, 2024, we filed a shelf registration statement on Form S-3 (File No. 333-280796) containing a (i) base prospectus covering the offering, issuance and sale by us of up to $15,000,000 of our common stock, preferred stock, warrants, debt securities and units and (ii) sales agreement prospectus (“Prospectus Supplement”) covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $1,253,603 (which amount was included in the $15,000,000 aggregate offering price set forth in the base prospectus) of our common stock that may be issued and sold under the At-The-Market Issuance Sales Agreement dated as of July 12, 2024 (the “ATM Agreement”), that we entered into with WallachBeth Capital LLC, as sales agent. The Prospectus Supplement was subsequently amended on July 22, 2024, July 24, 2024, July 26, 2024, and August 2, 2024, to increase the maximum aggregate offering price under the ATM Agreement to $1,774,640, $1,890,705, $2,190,416, and $2,295,192, respectively. Between July 19, 2024 and August 1, 2024, we sold a total of 677,819 shares pursuant to the ATM Agreement and Prospectus Supplement, as amended, for gross proceeds of $1,994,583.

2024 Annual Meeting of Stockholders

On July 16, 2024, we conducted our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). The stockholders of record at the close of business on May 12, 2024, the record date for the determination of stockholders entitled to vote at the 2024 Annual Meeting, approved the proposals to (1) elect five directors to serve until the 2025 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (2) approve an amendment to the 2022 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 416,667 shares; (3) approve an amendment to our Certificate of Incorporation, to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:5 to 1:12 inclusive, as may be determined at the appropriate time by the Board of Directors, in its sole discretion; (4) approve the issuance of options granted to a consultant to comply with Nasdaq Listing Rule 5635(c); and (5) ratify the selection of RBSM LLP by the Board of Directors as our independent auditor for the fiscal year ending December 31, 2024.

Reverse Stock Split and Nasdaq Delisting Notice

In February 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 26, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to August 26, 2024. At the 2024 Annual Meeting in July 2024, our stockholders approved an amendment to our Certificate of Incorporation to effect reverse stock split of our common stock at a range of ratios between 1:5 to 1:12 inclusive, and on July 19, 2024, our Board of Directors approved the implementation of the reverse stock split at a ratio of 1:12 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of August 12, 2024.

As of the effective time of the Reverse Stock Split, every twelve (12) issued and outstanding shares of our common stock was automatically combined and converted into one (1) issued and outstanding share of common stock, with no change to the par value, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. We issued an additional 93,563 shares of common stock on August 19, 2024 for rounding due to fractional shares. The Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of our equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Quarterly Report on Form 10-Q have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Split.

On August 26, 2024, we received written notice from the Listing Qualifications Staff of Nasdaq stating that for the 10 consecutive business day period between August 12, 2024 through August 23, 2024, the closing bid price of our common stock was at $1.00 per share or greater. Accordingly, we regained compliance with the Bid Price Rule for continued listing on The Nasdaq Capital Market and the matter was closed.

Private Placement

On September 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, agreeing to issue and sell in a private placement offering (the “Private Placement”) (i) pre-funded warrants to purchase 2,898,551 shares of common stock (the “September 2024 Pre-Funded Warrants”), (ii) series A warrants to purchase 2,898,551 shares of common stock (the “Series A Warrants”), and (iii) series B warrants to purchase 2,898,551 shares of common stock (the “Series B Warrants”) at a price of $1.379 per Pre-Funded Warrant and accompanying Series A and Series B Warrants. The Private Placement closed on September 5, 2024, generating net proceeds to us of $3,414,502, after deducting placement agent fees and offering expenses.

The September Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable, subject to certain ownership restrictions, and will remain exercisable until exercised in full. The Series A and Series B Warrants have an exercise price of $1.38 per share and will be exercisable beginning on the effective date of stockholder approval to approve the exercise of the Series A and Series B Warrants and the September 2024 Agent Warrants, defined below, to comply with applicable listing rules and regulations of the Nasdaq Stock Market (“Stockholder Approval”, and such date that approval is obtained, the “Stockholder Approval Date”). The Series A Warrants expire five years after the Stockholder Approval Date and the Series B Warrants will expire 18 months after the Stockholder Approval Date.

As compensation for acting as the placement agent for the Private Placement, we issued to H.C. Wainwright & Co., LLC warrants to purchase up to 217,391 shares of stock (the “September 2024 Agent Warrants”). The September 2024 Agent Warrants have substantially the same terms as the Series A Warrants, except that the September 2024 Agent Warrants have an exercise price equal to $1.725 per share.

The Purchase Agreement requires that we must hold an annual or special meeting of stockholders within 90 days from the Closing for the purposes of obtaining the Stockholder Approval. If Stockholder Approval is not obtained, we must call an additional stockholder meeting every six months thereafter until the earlier of the date such Stockholder Approval is obtained, or the Series A Warrants, the Series B Warrants, and the September 2024 Agent Warrants are no longer outstanding.

The September 2024 Pre-Funded Warrants, the Series A Warrants, the Series B Warrants, and the September 2024 Agent Warrants and the shares of our Common Stock issuable upon the exercise of the warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, we are required to prepare and file with the Securities and Exchange Commission (the “SEC”) one or more registration statements to register for resale the shares of Common Stock issuable upon exercise of the Series A Warrants, the Series B Warrants, and the September 2024 Pre-Funded Warrants (the “Warrant Shares”). We are required to use our best efforts to have such registration statement(s) declared effective as promptly as possible thereafter, and in any event no later than 45 days following September 4, 2024, or, in the event of a “full review” by the SEC, 75 days following the date such additional registration statement is required to be filed thereunder.

Liquidity and Capital Resources

For the nine months ended September 30, 2024 and 2023, our net cash used in operating activities was $4,009,871 and $4,479,242, respectively and the cash balance was $3,300,688 as of September 30, 2024 ($2,142,485 as of December 31, 2023). To date, we have funded our operations through debt and equity financings. Based on current internal projections, taking into consideration the net proceeds of approximately $1.8 million received under the ATM Agreement, an additional $3.4 million received from the Private Placement, and recent growth in Arakoda sales, we estimate that we will have sufficient funds to remain viable through June 30, 2025, excluding the additional costs of conducting the expanded access study for chronic babesiosis patients (currently being planned). We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

As of September 30, 2024, we had an accumulated deficit of $38,482,920. In their audit report for the fiscal year ended December 31, 2023, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing.

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

In view of these matters, continuation as a going concern is dependent upon our ability to meet financial requirements, raise additional capital, and achieve gross profitability from our single marketed product. We plan to fund our operations through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a subsequent offering until such a time as we are able to generate profitable operations, or a business combination may be achieved.

Our consolidated condensed financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2024:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$3,089	$6,757	$140,154
Interest obligations on the debt arrangements	106,312	8,772	14,455	10,787	72,298
Purchase obligations	677,617	677,617	-	-	-
Total	$933,929	$686,389	$17,544	$17,544	$212,452

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

Other Operating Revenues

Other operating revenues for the periods presented primarily consist of research revenue earned from the Australian Tax Authority for research activities conducted in Australia. Beginning in the third quarter of 2024, we began to recognize research revenues associated with the new contract with the United States Army Medical Materiel Development Activity (USAMMDA) for Arakoda supply chain upgrade support. Research revenue under this contract is recognized when we incur the direct costs eligible for reimbursement, up to the maximum allowable amount.

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

Interest and Other Income (Expense), Net

Interest expense consists of interest accrued on our debt obligations and related amortization of debt discounts and deferred issuance costs. Other components of other income (expense), net include changes in the fair value of financial instruments, gains and losses on extinguishments of debt, and other miscellaneous income (expense). We also earn interest income from cash invested in interest-bearing accounts as well as cash equivalents and short-term investments consisting of certificates of deposits with original maturities ranging from three to six months.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Product Revenues – net of Discounts and Rebates	$135,293	$51,188	$365,939	$127,892
Service Revenues	-	-	10,789	-
Product and Service Revenues, net	135,293	51,188	376,728	127,892
Cost of Revenues	111,687	71,196	266,688	328,293
Gross Profit (Loss)	23,606	(20,008)	110,040	(200,401)
Research Revenues	12,818	75,566	43,177	82,974
Net Revenue (Loss)	36,424	55,558	153,217	(117,427)

Operating Expenses:
Research and Development	940,063	263,703	4,372,571	591,569
General and Administrative Expenses	1,215,053	1,313,617	3,419,747	2,551,426
Total Operating Expenses	2,155,116	1,577,320	7,792,318	3,142,995

Loss from Operations	(2,118,692)	(1,521,762)	(7,639,101)	(3,260,422)

Interest Expense	(1,467)	(40,106)	(6,490)	(2,281,191)
Derivative Expense	-	-	-	(399,725)
Change in Fair Value of Derivative Liabilities	(56,712)	92,490	1,683,034	95,324
Loss on Debt Extinguishment	-	(391,593)	-	(1,231,480)
Change in Fair Value of Promissory Note	-	6,105,066	-	5,379,269
Other Income (Expense), net	16,623	(70,490)	56,569	(69,169)
Total Interest and Other Income (Expense), net	(41,556)	5,695,367	1,733,113	1,493,028
(Loss) Income from Operations before Provision for Income Taxes	(2,160,248)	4,173,605	(5,905,988)	(1,767,394)
Provision for Income Taxes (Note 9)	250	63	751	189
Net (Loss) Income including Noncontrolling Interest	(2,160,498)	4,173,542	(5,906,739)	(1,767,583)
Net (Loss) Income – Noncontrolling Interest	(713)	(9,656)	(4,669)	(14,165)
Net (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	$(2,159,785)	$4,183,198	$(5,902,070)	$(1,753,418)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	2024	2023
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	97.14%	100.00%
Service Revenues	-	-	2.86	-
Product and Service Revenues, net	100.00	100.00	100.00	100.00
Cost of Revenues	82.55	139.09	70.79	256.70
Gross Profit (Loss)	17.45	(39.09)	29.21	(156.70)
Research Revenues	9.47	147.62	11.46	64.88
Net Revenue (Loss)	26.92	108.54	40.67	(91.82)

Operating Expenses:
Research and Development	694.83	515.17	1,160.67	462.55
General and Administrative Expenses	898.09	2,566.26	907.75	1,994.98
Total Operating Expenses	1,592.92	3,081.43	2,068.42	2,457.54

Loss from Operations	(1,566.00)	(2,972.89)	(2,027.75)	(2,549.36)

Interest Expense	(1.08)	(78.35)	(1.72)	(1,783.69)
Derivative Expense	-	-	-	(312.55)
Change in Fair Value of Derivative Liabilities	(41.92)	180.69	446.75	74.53
Loss on Debt Extinguishment	-	(765.01)	-	(962.91)
Change in Fair Value of Promissory Note	-	11,926.75	-	4,206.10
Other Income (Expense), net	12.29	(137.71)	15.02	(54.08)
Total Interest and Other Income (Expense), net	(30.72)	11,126.37	460.04	1,167.41
(Loss) Income from Operations before Provision for Income Taxes	(1,596.72)	8,153.48	(1,567.71)	(1,381.94)
Provision for Income Taxes (Note 9)	0.18	0.12	0.20	0.15
Net (Loss) Income including Noncontrolling Interest	(1,596.90)	8,153.36	(1,567.91)	(1,382.09)
Net (Loss) Income – Noncontrolling Interest	(0.53)	(18.86)	(1.24)	(11.08)
Net (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,596.38)%	8,172.22%	(1,566.67)%	(1,371.01)%

Comparison of the Three Months Ended September 30, 2024, and 2023

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit (Loss), and Gross Margin

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$135,293	$51,188	$84,105	164.31%
Cost of Revenues	111,687	71,196	40,491	56.87
Gross Profit (Loss)	$23,606	$(20,008)	$43,614	(217.98)%
Gross Margin %	17.45%	(39.09)%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $135,293 for the three months ended September 30, 2024, as compared to $51,188 for the three months ended September 30, 2023. For the three months ended September 30, 2024, our U.S. pharmaceutical distributor accounted for 92% of our total net product sales and Kodatef sales to our Australian distributor accounted for 8% of total net product sales (100% and 0% for the three months ended September 30, 2023, respectively). Domestic, commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% along with a $5,500 fixed monthly fee that started in 2023. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large PBMs that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the three months ended September 30, 2024, discounts and rebates were $122,862 compared to $76,441 for the three months ended September 30, 2023.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the three months ended September 30, 2023, 550 boxes were sold to pharmacies and dispensaries. Sales volume increased by 140% to 1,319 boxes sold to pharmacies and dispensaries for the three months ended September 30, 2024. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda for treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties more closely to the growth in discounts and rebates previously discussed than our reported sales to our 3PL.

Kodatef sales to our distributor Biocelect in Australia for the three months ended September 30, 2024 were $10,691 ($0 for the three months ended September 30, 2023). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. The most recent sale of boxes to Biocelect reached profit share at the end of Q1 2024. Biocelect reported approximately 130% year-over-year growth for the quarter, the equivalent of 414 boxes sold for the three months ended September 30, 2024, compared to 184 boxes for the three months ended September 30, 2023. As of September 30, 2024, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 726 boxes. While growth in Australia is similarly positive to that in the US, Biocelect has achieved that growth by competing directly with Malarone in terms of price in their market for the approved antimalarial prophylaxis indication. As of September 30, 2024, $11,037 of profit share was due to us ($0 as of December 31, 2023).

Arakoda sales volume is also showing signs of sales growth in Europe. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. For the three months ended September 30, 2024, SB reported 54 boxes sold (none the three months ended September 30, 2023). According to our distributor this is due to greater interest in treating babesiosis.

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues was $111,687 for the three months ended September 30, 2024, as compared to $71,196 for the three months ended September 30, 2023. The increase in cost of goods sold is primarily driven by the increase in net product sales over the same periods. Despite the increase, the Gross Margin % increased significantly from (39.09%) for the three months ended September 30, 2023 to 17.45% for the three months ended September 30, 2024. This is primarily attributable to the fixed part of cost of goods. As the sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price.

Other Operating Revenues

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research Revenues	$12,818	$75,566	$(62,748)	(83.04)%

The research revenues earned by us were $12,818 for the three months ended September 30, 2024, as compared to $75,566 for the three months ended September 30, 2023. Our research revenues for the three months ended September 30, 2023 consist entirely of projected research revenues from the Australian Tax Authority for research activities conducted in Australia. For the three months ended September 30, 2024, our research revenues relate primarily to initial funding earned from the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda.

Operating Expenses

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research and Development	$940,063	$263,703	$676,360	256.49%
General and Administrative Expenses	1,215,053	1,313,617	(98,564)	(7.50)
Total Operating Expenses	$2,155,116	$1,577,320	$577,796	36.63%

Research and Development

Research and development costs increased during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. Research and development costs incurred during the three months ended September 30, 2023 consisted of initiation costs related to our Phase IIB COVID-19 clinical trial, which was later suspended in the fourth quarter of 2023. Direct COVID-19-related trial costs represented 82% of the costs for the three months ended September 30, 2023 at $216,567 (less than 1% for the three months ended September 30, 2024 at $5,445). During the three months ended September 30, 2024, we recorded research and development expense of $600,000, representing 64% of the total costs, upon the delivery from Trevally of 8.8 kilograms of castanospermine. In January 2023, we issued Trevally 10,000 fully vested shares of our common stock as advance consideration for the services, which payment was deferred and capitalized until delivery of the completed research materials. We also incurred $270,497 in costs related to our babesiosis trial for tafenoquine during the three months ended September 30, 2024 ($0 during the three months ended September 30, 2023).

General and Administrative Expenses

For the three months ended September 30, 2024, our general and administrative expenses decreased by 7.5% or $98,564 from the three months ended September 30, 2023. During the three months ended September 30, 2024, we recorded higher compensation expenses due to accruals for performance bonuses payable to our executives, as well as higher salaries and benefits expense due to hiring a new Chief Commercial Officer in February 2024 at $171,948 and $171,353, respectively (compared to $0 and $123,672 for the three months ended September 30, 2023, respectively). However, the main driver of the decrease relates to stock-based compensation, which decreased from $458,266 for the three months ended September 30, 2023 to $15,246 for the three months ended September 30, 2024, as a result of certain options and restricted stock units granted to our directors and executives on the closing date of our IPO in July 2023, some of which were fully vested and thus immediately expensed on the IPO date.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Interest Expense	$(1,467)	$(40,106)	$38,639	(96.34)%
Change in Fair Value of Derivative Liabilities	(56,712)	92,490	(149,202)	(161.32)
Loss on Debt Extinguishment	-	(391,593)	391,593	(100.00)
Change in Fair Value of Promissory Note	-	6,105,066	(6,105,066)	(100.00)
Other Income (Expense), net	16,623	(70,490)	87,113	(123.58)
Total Interest and Other Income (Expense), net	$(41,556)	$5,695,367	$(5,736,923)	(100.73)%

Interest Expense

For the three months ended September 30, 2024, we recognized $1,467 of interest expense ($40,106 for the three months ended September 30, 2023). The decrease in interest expense is the result of the settlement or conversion of a majority of our outstanding debt obligations upon the closing of our IPO in July 2023. Cash paid for interest was $2,193 and $171,807 for the three months ended September 30, 2024 and September 30, 2023, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2024, we recognized a loss on the change in fair value of derivative liabilities of $56,712 compared to a gain of $92,490 for the three months ended September 30, 2023. For the three months ended September 30, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. For the three months ended September 30, 2023, derivative liabilities consisted of bridge shares, certain warrants, and embedded conversion features in our convertible notes. We use a probability-weighted discounted cash flow model or a Monte Carlo simulation model to estimate the fair value of these instruments.

Loss on Debt Extinguishment

For the three months ended September 30, 2023, we recognized a $391,593 net loss on debt extinguishment (none for the three months ended September 30, 2024). The decrease is related, in part, to a total $614,670 loss recognized upon extinguishment of our interim bridge financing notes, all of which were settled or converted upon our IPO in July 2023. The net amount for the three months ended September 30, 2023 was partially offset by a debt extinguishment gain of $223,077 recognized on conversion of the Xu Yu promissory note on the date of our IPO. There were no debt extinguishments recognized during the three months ended September 30, 2024.

Change in Fair Value of Promissory Note

For the three months ended September 30, 2023, we recognized a $6,105,066 gain related to the change in the fair value of the promissory note with Knight, which was held at fair value. The gain relates to the mark to market adjustment recognized immediately prior to the automatic conversion of the outstanding debt obligation into our equity shares upon the closing of our IPO. We no longer have any debt obligations measured at fair value on a recurring basis, hence we recorded a $0 change in fair value for the three months ended September 30, 2024.

Other Income (Expense), net

For the three months ended September 30, 2024, we recognized $16,623 in other income compared to $70,490 in other expense for the three months ended September 30, 2023. As a result of the IPO and recent equity offerings completed in 2024, we now earn interest income as we have invested certain cash proceeds in interest-bearing accounts and short-term certificates of deposit. We recognized interest income of $16,635 during the three months ended September 30, 2024 ($0 during the three months ended September 30, 2023).

Comparison of the Nine Months Ended September 30, 2024, and 2023

Product Revenues - net of Discounts and Rebates, Service Revenues, Cost of Revenues, Gross Profit (Loss), and Gross Margin

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$365,939	$127,892	$238,047	186.13%
Service Revenues	10,789	-	10,789	N/A
Product and Service Revenues, net	376,728	127,892	248,836	194.57
Cost of Revenues	266,688	328,293	(61,605)	(18.77)
Gross Profit (Loss)	$110,040	$(200,401)	$310,441	(154.91)%
Gross Margin %	29.21%	(156.70)%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $365,939 for the nine months ended September 30, 2024, as compared to $127,892 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our U.S. pharmaceutical distributor accounted for 94% of our total net product sales and Kodatef sales to our Australian distributor accounted for 6% of total net product sales (100% and 0% for the nine months ended September 30, 2023, respectively). Domestic, commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% along with a $5,500 fixed monthly fee that started in 2023. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large PBMs that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the nine months ended September 30, 2024, discounts and rebates were $324,486 compared to $124,090 for the nine months ended September 30, 2023.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the nine months ended September 30, 2023, 1,059 boxes were sold to pharmacies and dispensaries. Sales volume increased by 244% to 3,642 boxes sold to pharmacies and dispensaries for the nine months ended September 30, 2024. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda for treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties more closely to the growth in discounts and rebates previously discussed than our reported sales to our 3PL.

Kodatef sales to our distributor Biocelect in Australia for the nine months ended September 30, 2024 were $20,697 ($0 for the nine months ended September 30, 2023). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. The most recent sale of boxes to Biocelect reached profit share at the end of Q1 2024. Biocelect reported 279% year-over-year growth, the equivalent of 1,489 boxes sold for the nine months ended September 30, 2024, compared to 393 boxes for the nine months ended September 30, 2023. As of September 30, 2024, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 726 boxes. While growth in Australia is similarly positive to that in the US, Biocelect has achieved that growth by competing directly with Malarone in terms of price in their market for the approved antimalarial prophylaxis indication. As of September 30, 2024, $11,037 of profit share was due to us ($0 as of December 31, 2023).

Arakoda sales volume is also showing signs of increase in Europe. We first shipped Arakoda to our distributor Scandinavian Biopharma in September 2022. For the nine months ended September 30, 2024, they reported 109 boxes sold (none the nine months ended September 30, 2023). According to our distributor this is due to greater interest in treating babesiosis.

Service Revenues

During the nine months ended September 30, 2024, we recognized $10,789 in service revenue in association with the final payment from the USAMMDA for storing Arakoda purchases ($0 for the nine months ended September 30, 2023). The revenue for the nine months ended September 30, 2024 is related to the final resolution of storage fees payable from the USAMMDA under the original development contract entered into in 2014. As the development contract ended on August 31, 2022, additional storage revenue is not expected in the near future.

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues was $266,688 for the nine months ended September 30, 2024, as compared to $328,293 for the nine months ended September 30, 2023. While net product sales increased over the same periods, the decrease in cost of goods sold is primarily attributable to the fixed part of cost of goods. As the sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price. Additionally, write-downs for expired inventory were significantly higher during the nine months ended September 30, 2023 at $94,977, as compared to $18,490 during the nine months ended September 30, 2024. Due to these factors, the Gross Margin % increased significantly from (156.70%) for the nine months ended September 30, 2023 to 29.21% for the nine months ended September 30, 2024.

Other Operating Revenues

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research Revenues	$43,177	$82,974	$(39,797)	(47.96)%

The research revenues earned by us were $43,177 for the nine months ended September 30, 2024, as compared to $82,974 for the nine months ended September 30, 2023. Our research revenues for the nine months ended September 30, 2023 consist entirely of projected research revenues from the Australian Tax Authority for research activities conducted in Australia at $82,974, compared to $29,821 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, we began to recognize research revenues related to initial funding earned from the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda.

Operating Expenses

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research and Development	$4,372,571	$591,569	$3,781,002	639.15%
General and Administrative Expenses	3,419,747	2,551,426	868,321	34.03
Total Operating Expenses	$7,792,318	$3,142,995	$4,649,323	147.93%

Research and Development

Research and development costs increased during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. Research and development costs incurred during the nine months ended September 30, 2023 consisted of initiation costs related to our Phase IIB COVID-19 clinical trial, which was later suspended in the fourth quarter of 2023. Direct COVID-19-related trial costs represent less than 1% of the total costs for the nine months ended September 30, 2024 at $25,817 and 85% of the costs for the nine months ended September 30, 2023 at $504,711. During the nine months ended September 30, 2024, we recorded research and development expense of $3,225,000, representing 74% of the total costs, related to share-based payments issued to vendors in January 2023 as advance consideration, which payments were initially deferred and capitalized. Kentucky Technology, Inc. delivered us a report on the potential development of SJ733 + tafenoquine in the second quarter of 2024 and Trevally completed the synthesis of 8.8 kilograms of castanospermine in the third quarter of 2024, resulting in $2,625,000 and $600,000, respectively, of research and development expense recognized for the nine months ended September 30, 2024. We also incurred $846,323 in costs related to our babesiosis trial for tafenoquine during the nine months ended September 30, 2024 ($0 during the nine months ended September 30, 2023).

General and Administrative Expenses

For the nine months ended September 30, 2024, our general and administrative expenses increased by 34.03% or $868,321 from the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded higher compensation expenses due to accruals for performance bonuses payable to our executives, as well as higher salaries and benefits expense due to hiring a new Chief Commercial Officer in February 2024 at $171,948 and $498,832, respectively (compared to $0 and $200,068 for the nine months ended September 30, 2023, respectively). Additionally, during the nine months ended September 30, 2024, we incurred $316,311 in legal and professional fees, $422,702 of insurance expenses, $684,808 of investor outreach expenses, and $226,024 of advertising and promotion expenses (up from $172,690, $164,361, $417,620 and $64,280 for the nine months ended September 30, 2023, respectively). These increases were partially offset by a significant decrease in stock-based compensation, which decreased from $458,266 for the nine months ended September 30, 2023 to $15,246 for the nine months ended September 30, 2024, as a result of certain options and restricted stock units granted to our directors and executives on the closing date of our IPO in July 2023, some of which were fully vested and thus immediately expensed on the IPO date.

Interest and Other Income (Expense), Net

	Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Interest Expense	$(6,490)	$(2,281,191)	$2,274,701	(99.72)%
Derivative Expense	-	(399,725)	399,725	(100.00)
Change in Fair Value of Derivative Liabilities	1,683,034	95,324	1,587,710	1,665.59
Loss on Debt Extinguishment	-	(1,231,480)	1,231,480	(100.00)
Change in Fair Value of Promissory Note	-	5,379,269	(5,379,269)	(100.00)
Other Income (Expense), net	56,569	(69,169)	125,738	(181.78)
Total Interest and Other Income (Expense), net	$1,733,113	$1,493,028	$240,085	16.08%

Interest Expense

For the nine months ended September 30, 2024, we recognized $6,490 of interest expense ($2,281,191 for the nine months ended September 30, 2023). The decrease in interest expense is the result of the settlement or conversion of a majority of our outstanding debt obligations upon the closing of our IPO in July 2023. Cash paid for interest expense was $6,579 and $176,924 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Derivative Expense

For the nine months ended September 30, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We record derivative expense when the initial fair value of the related derivative liabilities exceeds the cash proceeds received. We did not record derivative expense for the nine months ended September 30, 2024 as we did not complete any debt financing transactions during the period.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2024, we recognized a gain on the change in fair value of derivative liabilities of $1,683,034 compared to a gain of $95,324 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. The fair value of the contingent milestone payment is inversely related to the net present value of future investments in the Company and anticipated timing to profitability within our budget models. For the nine months ended September 30, 2023, derivative liabilities consisted of bridge shares, certain warrants, and embedded conversion features in our convertible notes. We use a probability-weighted discounted cash flow model or a Monte Carlo simulation model to estimate the fair value of these instruments.

Loss on Debt Extinguishment

During the nine months ended September 30, 2024, we did not recognize a gain or loss on debt extinguishment ($1,231,480 loss recognized during the nine months ended September 30, 2023). The decrease is related, in part to the conversion of the cumulative outstanding debt pursuant to the Knight Debt Conversion Agreement in January 2023, which was accounted for as a debt extinguishment, as well as losses recognized upon extinguishment of our interim bridge financing notes, all of which were settled or converted upon our IPO in July 2023. The net amount for the nine months ended September 30, 2023 was partially offset by a debt extinguishment gain of $223,077 recognized on conversion of the Xu Yu promissory note on the date of our IPO.

Change in Fair Value of Promissory Note

For the nine months ended September 30, 2023, we recognized a $5,379,269 gain related to the change in fair value of the Convertible Knight Loan, which was held at fair value beginning on the modification date in January 2023. The gain relates to the mark to market adjustment recognized immediately prior to the automatic conversion of the outstanding debt obligation into our equity shares upon the closing of our IPO. We no longer have any debt obligations measured at fair value on a recurring basis, hence we recorded a $0 change in fair value for the nine months ended September 30, 2024.

Other Income (Expense), net

For the nine months ended September 30, 2024, we recognized $56,569 in other income compared to $69,169 in other expense for the nine months ended September 30, 2023. As a result of the IPO and recent equity offerings completed in 2024, we now earn interest income as we have invested certain cash proceeds in interest-bearing accounts and short-term certificates of deposit. We recognized interest income of $59,192 during the nine months ended September 30, 2024 ($0 during the nine months ended September 30, 2023). Additionally, for the nine months ended September 30, 2023, $48,236 was recognized in other expense due to a one-time write off of an uncollectible receivable from our 3PL for an uninvoiced return.

Cash Flows

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net Cash (Used In) Provided By:
Operating Activities	$(4,009,871)	$(4,479,242)	$469,371	(10.48)%
Investing Activities	(1,887,016)	(49,326)	(1,837,690)	3,725.60
Financing Activities	7,052,598	6,474,565	578,033	8.93
Effect of Exchange Rate Changes on Cash	2,492	7,678	(5,186)	(67.54)
Net Increase (Decrease) in Cash	$1,158,203	$1,953,675	$(795,472)	(40.72)%

Cash Used in Operating Activities

Net cash used in operating activities was $4,009,871 for the nine months ended September 30, 2024, as compared to $4,479,242 for the nine months ended September 30, 2023. Our net cash used in operating activities increased, primarily due to higher general and administrative expenses at $3,419,747 for the nine months ended September 30, 2024 ($2,551,426 for the nine months ended September 30, 2023), primarily due to higher compensation and related expenses, legal and professional fees, insurance expenses, investor outreach expenses, and advertising and promotion expenses, as discussed above. In addition, we incurred $846,323 in costs related to our planned babesiosis trial for tafenoquine during the nine months ended September 30, 2024 ($0 during the nine months ended September 30, 2023).

Cash Used in Investing Activities

Net cash used in investing activities was $1,887,016 for the nine months ended September 30, 2024, as compared to $49,326 for the nine months ended September 30, 2023. The increase in cash used in investing activities is primarily driven by purchases of short-term certificates of deposit for a total cost of $1,708,000 during the nine months ended September 30, 2024 ($0 during the nine months ended September 30, 2023) for the purposes of earning interest income. Additionally, purchases of computer and lab equipment totaled $103,773 during the nine months ended September 30, 2024 ($1,823 during the nine months ended September 30, 2023), and capitalized website development costs and patent costs totaled $25,374 and $49,869, respectively, for the nine months ended September 30, 2024 ($18,283 and $29,220 for the nine months ended September 30, 2023, respectively).

Cash Provided by Financing Activities

Net cash provided by financing activities was $7,052,598 for the nine months ended September 30, 2024, as compared to $6,474,565 for the nine months ended September 30, 2023. The increase in net cash provided by financing activities is primarily attributable to net proceeds of (i) $1,914,513 received for the sale of common stock and warrants in January 2024, (ii) $1,790,670 from the sale of common stock pursuant to the At-the-Market Sales Agreement in July and August 2024, and (iii) $3,439,502 received from the sale of warrants in our Private Placement offering that closed in September 2024, in each case partially offset by payment of deferred offering costs. Cash provided by financing activities for the nine months ended September 30, 2023 related to net proceeds of $6,454,325 generated from our IPO, which closed on July 14, 2023, as well as $1,131,771 received from the exercise of warrants, but partially offset by repayments of certain of our outstanding debt obligations in July 2023.

Effect of Exchange Rate Changes on Cash

Our foreign operations were small relative to U.S. operations for the nine months ended September 30, 2024, and 2023, thus effects of foreign exchange rate changes on cash have been minor.

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

We regularly monitor our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and record write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. We charge any write-downs of inventories to Cost of Revenues in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815 (excluding certain warrants issued in connection with the IPO). As of September 30, 2024, our derivative financial instruments consist of contingent payment arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2024:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2024, we issued 40,000 restricted shares of our common stock to Knight Therapeutics International S.A. (formerly known as Knight Therapeutics (Barbados) Inc.) (“Knight”) upon conversion of 1,291 shares of Series A Preferred Stock.

On July 26, 2024, we issued 33,334 restricted shares of our common stock to Knight upon conversion of 1,032 shares of Series A Preferred Stock.

The issuances of shares of common stock listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering.

Securities Purchase Agreement

On September 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell in a private placement offering (the “Private Placement”) (i) an aggregate of 2,898,551 pre-funded warrants (the “Pre-funded Warrants”), each having the right to purchase one share of common stock, par value $0.0001 per share (the “Common Stock”), at a price per Pre-funded Warrant equal to $1.379, the per share Purchase Price (as defined in the Purchase Agreement) less $0.001, the exercise price of the Pre-funded Warrants, (ii) series A warrants to purchase up to 2,898,551 shares of Common Stock (“Series A Warrants”) and series B warrants to purchase up to 2,898,551 shares of Common Stock (“Series B Warrants” and, collectively with Series A Warrants, the “Common Warrants”) for gross proceeds of approximately $4 million, before the deduction of placement agent fees and offering expenses. The closing of the Private Placement occurred on September 5, 2024.

The Pre-funded Warrants were sold, at the Purchaser’s election, to such Purchaser whose purchase of shares of Common Stock in the Private Placement would otherwise result in such Purchaser, together with its affiliates and certain related parties, beneficially own more than 4.99% (or, at such Purchaser’s option upon issuance 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Private Placement. The Pre-Funded Warrants have an exercise price of $0.001 per share, will become exercisable upon issuance and remain exercisable until exercised in full.

The Common Warrants have an exercise price of $1.38 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the Common Warrants, which is November 6, 2024 (the “Stockholder Approval”). The Series A Warrants will expire five years from Stockholder Approval and the Series B Warrants will expire eighteen (18) months from Stockholder Approval.

A holder of a Common Warrant or Pre-funded Warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon sixty (60) days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

H.C. Wainwright & Co., LLC (“Placement Agent”) acted as the exclusive placement agent in connection with the Private Placement under an engagement letter, dated August 30, 2024, as amended, between the Company and the Placement Agent (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the aggregate gross proceed of the Private Placement and a management fee of 1.0% of the aggregate gross exercise price paid in cash with respect thereto. The Company also agreed to pay the Placement Agent $85,000 for non-accountable expenses. The Company also issued to Wainwright (or its designees) warrants (the “Placement Agent Warrants”) to purchase up to 217,391 shares of Common. The Placement Agent Warrants have an exercise price equal to $1.725 per share and are exercisable beginning on the effective date of the Stockholder Approval for five years from Stockholder Approval.

The Pre-Funded Warrants, Common Warrants and Placement Agent Warrants and the shares of our Common Stock issuable upon the exercise of the Pre-Funded Warrants, Common Warrants and Placement Agent Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

The Company agreed to indemnify the Placement Agent against certain liabilities relating to or arising out of the Placement Agent’s activities under the Engagement Letter and to contribute to payments that the Placement Agent may be required to make in respect of such liabilities.

The Company currently intends to use the proceeds from the Private Placement of approximately $4.0 million in gross proceeds, before deducting the placement agent’s fees and other offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and Common Warrants, for working capital, general operations, commercialization activities related to Arakoda, and the Company’s research and development program.

Based in part upon the representations of the Purchaser in the Securities Purchase Agreement, the offering and sale of the securities issued in the Private Placement is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

Registration Right Agreement

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which, among other things, the Company is required to prepare and file with the Securities and Exchange Commission (the “SEC”) one or more registration statements to register for resale the shares of Common Stock issuable upon exercise of the Common Warrants and the Pre-Funded Warrants (the “Warrant Shares”). The Company is required to use best efforts to have such registration statement(s) (collectively, the “Registration Statement”) declared effective as promptly as possible thereafter, and in any event no later than 45 days following September 4, 2024, or, in the event of a “full review” by the SEC, 75 days following the date such additional Registration Statement is required to be filed hereunder.

Subsequently, the Company filed a registration statement on Form S-3 (File No. 333-282221) on September 19, 2024, which was declared effective by the Securities and Exchange Commission on September 30, 2024 (the “Registration Statement”). The Registration Statement covered the resale of shares of common stock underlying the Pre-Funded Warrants, Common Warrants and Placement Agent Warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended September 30, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

●	On October 1, 2024, we issued 206,551 shares of our common stock upon the exercise of 206,551 Pre-Funded Warrants issued September 2024, for aggregate cash proceeds of $207.

●	On October 31, 2024, we issued 229,000 shares of our common stock upon the exercise of 229,000 Pre-Funded Warrants issued September 2024, for aggregate cash proceeds of $229.

●	On November 6, 2024, we conducted a Special Meeting of Stockholders (the “Meeting”). Our stockholders of record at the close of business on September 20, 2024, the record date for the determination of stockholders entitled to vote at the Meeting, approved the proposals to (1) approve the exercise of the Series A Warrants, the Series B Warrants, and the September 2024 Agent Warrants (each as defined in Note 6 to the accompanying consolidated condensed financial statements) to purchase up to an aggregate of 6,014,493 shares of our common stock under applicable rules and regulations of the Nasdaq Stock Market LLC, (2) approve an amendment to the 2022 Equity Incentive Plan to increase the number of shares of common stock available for issuance by 500,000 shares, and (3) approve an amendment to our Certificate of Incorporation, to effect a reverse stock split of our common stock at a reverse stock split ratio ranging from 1:3 to 1:5 inclusive, as may be determined at the appropriate time by our Board of Directors in its sole discretion.

●	In early November 2024, we received research and development updates in relation to three projects funded by the Company. North Carolina State University provided preliminary PCR testing data from patients with chronic fatigue symptoms and neurological problems. The data will be submitted for publication but is consistent with the prevalence of chronic babesiosis patients being substantially higher than the 10-year addressable market of 350,000 previously reported by the Company. North Carolina State University reported that enrollment in the canine babesiosis program had reached 50%, but no data was available yet. Monash University reported preliminary cell culture and animal data for the tafenoquine-Candida project. The data will be submitted for publication in a peer-reviewed journal but does not currently support moving forward with a clinical program focused on development of a parenteral formulation of tafenoquine for candidiasis.

●	On November 12, 2024, our Board approved a one-off cash payment of $20,000 to each of the non-executive Directors in lieu of forfeiting the grant of restricted stock units that would have otherwise been granted for the second half of 2024.

●	As of November 14, 2024, clinical trial NCT06207370 (evaluation of tafenoquine v placebo in patients hospitalized with severe babesiosis) had enrolled 6 of the minimum 24 patients required to trigger an interim analysis. We expect to complete enrollment prior to September 30, 2025. We have not yet enrolled patients in NCT06478641 (expanded access trial of tafenoquine in high-risk patients with persistent relapsing babesiosis). Trial NCT06656351 (Phase 2 study of tafenoquine for chronic babesiosis) has received comments from the FDA, an ethics committee, and an advisory board of prominent physicians familiar with chronic babesiosis.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 001-41719), filed with the Securities and Exchange Commission on September 6, 2024)
4.2	Form of Series A Warrants (Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 001-41719), filed with the Securities and Exchange Commission on September 6, 2024)
4.3	Form of Series B Warrants (Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 001-41719), filed with the Securities and Exchange Commission on September 6, 2024)
4.4	Form of Placement Agent Warrant (Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 001-41719), filed with the Securities and Exchange Commission on September 6, 2024)
10.1	Form of Placement Agent Warrant (Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 001-41719), filed with the Securities and Exchange Commission on September 6, 2024)
10.2	Form of Registration Rights Agreement (Incorporated by reference to the same exhibit number in the Company’s Registration Statement, as amended (File No. 001-41719), filed with the Securities and Exchange Commission on September 6, 202)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: November 14, 2024	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: November 14, 2024	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)