Form 10-K
period 2024-12-31
60 DEGREES PHARMACEUTICALS, INC.
filed 2025-03-27
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant on June 30, 2024 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon checking the closing market price of such stock on The Nasdaq Capital Market on June 28, 2024, the closest trading day, was approximately $2.70 million.

As of March 27, 2025 the Registrant had 1,472,891 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Corporate History

60 Degrees Pharmaceuticals, Inc. is a Delaware corporation that was incorporated on June 1, 2022. On June 1, 2022, 60 Degrees Pharmaceuticals, LLC, a District of Columbia limited liability company (“60P LLC”), entered into the Agreement and Plan of Merger with 60 Degrees Pharmaceuticals, Inc., pursuant to which 60P LLC merged into 60 Degrees Pharmaceuticals, Inc. The value of each outstanding member’s membership interest in 60P LLC was correspondingly converted into common stock of 60 Degrees Pharmaceuticals, Inc., par value $0.0001 per share, with a cost-basis equal to $300.00 per share.

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

Recent Developments

Reverse Split

On November 6, 2024, our Board of Directors (“Board”) approved a reverse stock split of our Common Stock at a split ratio ranging between 1:3 and 1:5, as determined by the Board in its sole discretion. On November 6, 2024, a majority of the stockholders of the Company approved the proposed reverse stock split. On February 10, 2025, the Board approved a 1-for-5 reverse split ratio. On February 24, 2025, the Company effectuated a 1-for-5 reverse stock split of our common stock (the “1:5 Reverse Stock Split”). Beginning February 24, 2025, our common stock traded on The Nasdaq Capital Market on a split adjusted basis. All common share and applicable per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the effect of the 1:5 Reverse Stock Split.

Previously, at the 2024 Annual Meeting of Stockholders in July 2024, our stockholders approved an amendment to our Certificate of Incorporation to effect reverse stock split of our common stock at a range of ratios between 1:5 to 1:12, and on July 19, 2024, our Board approved the implementation of the reverse stock split at a ratio of 1:12 (the “1:12 Reverse Stock Split”, and together with the 1:5 Reverse Stock Split, the “Reverse Stock Splits”). On August 12, 2024, we effectuated a 1-for-12 reverse stock split of our common stock. Beginning August 12, 2024, our common stock began trading on The Nasdaq Capital Market on a split adjusted basis.

The Reverse Stock Splits did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of our equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the Reverse Stock Splits and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Annual Report on Form 10-K have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Splits.

February 2025 Offering

On February 5, 2025, we entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain institutional investors (the “February 2025 Purchasers”) pursuant to which the Company sold, in a registered direct offering an aggregate of 300,700 shares (the “February 2025 Shares”) of common stock at a purchase price of $3.575 per share in a registered direct offering priced at-the-market under the rules of Nasdaq (the “February 2025 Offering”).

The February 2025 Shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 18, 2024 as supplemented by a prospectus supplement dated February 5, 2025, filed with the SEC on February 6, 2025 and accompanying base prospectus, pursuant to Rule 424(b)(5) promulgated under the Securities Act.

In a concurrent private placement, the Company also issued to the February 2025 Purchasers unregistered warrants (the “February 2025 Warrants”) to purchase up to an aggregate of 300,700 shares of common stock at an exercise price of $2.95 per share. The February 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

Pursuant to the February 2025 Securities Purchase Agreement, the Company is required to file a registration statement with the SEC within 45 days after the date of the February 2025 Securities Purchase Agreement to register the shares underlying the February 2025 Warrants under the Securities Act. The Company shall use commercially reasonable efforts to cause such registration statement to become effective within 75 days following the closing date of the February 2025 Offering and to keep such registration statement effective at all times until no February 2025 Purchaser owns any February 2025 Warrants or shares underlying the February 2025 Warrants issuable upon exercise thereof.

Any holder will not have the right to exercise any portion of the February 2025 Warrants if the holder (together with its affiliates) would beneficially own more than 4.99% (or, upon the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the February 2025 Warrants. However, any holder may increase or decrease such percentage, provided that any increase will not be effective until the 61st day after such election.

The exercise price of the February 2025 Warrants is subject to customary adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the stockholders of the Company.

The issuance of the February 2025 Warrants pursuant to the February 2025 Securities Purchase Agreement and issuance of the February 2025 Placement Agent Warrants (defined below) were made pursuant to the exemption from the registration requirements under the Securities Act, available to the Company under Section 4(a)(2) promulgated thereunder and Rule 506 of Regulation D promulgated under the Securities Act due to the fact the offering of the February 2025 Common Warrants and the February 2025 Placement Agent Warrants thereunder did not involve a public offering of securities.

The February 2025 Securities Purchase Agreement contained customary representations and warranties. The February 2025 Offering closed on February 6, 2025.

Pursuant to the Engagement Agreement, the Placement Agent acted as the Company’s exclusive placement agent in connection with the offering.

Pursuant to the terms of the Engagement Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, the Company paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. The Company also issued to the Placement Agent (or its designees) warrants to purchase up to 22,554 shares of Common Stock (the “February 2025 Placement Agent Warrants”). The February 2025 Placement Agent Warrants have an exercise price equal to $4.469 per share and are exercisable upon issuance and expire twenty-four months from the date of issuance.

The Company received net proceeds of $908,627 from the offering, after deducting estimated offering expenses paid by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

January 2025 Offering

On January 28, 2025, we entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain institutional investors (the “January 2025 Purchasers”) pursuant to which the Company sold, in a registered direct offering an aggregate of 204,312 shares (the “January 2025 Shares”) of common stock at a purchase price of $5.105 per share in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”).

The January 2025 Shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 18, 2024 as supplemented by a prospectus supplement dated January 28, 2025, filed with the SEC on January 30, 2025, and accompanying base prospectus, pursuant to Rule 424(b)(5) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In a concurrent private placement, the Company also issued to the January 2025 Purchasers unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 408,621 shares of common stock at an exercise price of $3.855 per share. The January 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

Pursuant to the January 2025 Securities Purchase Agreement, the Company is required to file a registration statement with the SEC within 45 days after the date of the January 2025 Securities Purchase Agreement to register the shares underlying the January 2025 Warrants under the Securities Act. The Company shall use commercially reasonable efforts to cause such registration statement to become effective within 75 days following the closing date of the January 2025 Offering and to keep such registration statement effective at all times until no January 2025 Purchaser owns any January 2025 Warrants or shares underlying the January 2025 Warrants issuable upon exercise thereof.

Any holder will not have the right to exercise any portion of the January 2025 Warrants if the holder (together with its affiliates) would beneficially own more than 4.99% (or, upon the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the January 2025 Warrants. However, any holder may increase or decrease such percentage, provided that any increase will not be effective until the 61st day after such election.

The exercise price of the January 2025 Warrants is subject to customary adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the stockholders of the Company.

The issuance of the January 2025 Warrants pursuant to the January 2025 Securities Purchase Agreement and issuance of the January 2025 Placement Agent Warrants (defined below) were made pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) promulgated thereunder and Rule 506 of Regulation D promulgated under the Securities Act due to the fact the offering of the January 2025 Warrants and the January 2025 Placement Agent Warrants thereunder did not involve a public offering of securities.

The January 2025 Securities Purchase Agreement contained customary representations and warranties. The January 2025 Offering closed on January 30, 2025.

Pursuant to an engagement letter agreement between and H.C. Wainwright & Co., LLC (the “Placement Agent”) dated August 30, 2024, as amended on September 3, 2024 and January 24, 2025 (the “Engagement Agreement”), the Placement Agent acted as the Company’s exclusive placement agent in connection with the offering.

Pursuant to the terms of the Engagement Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, the Company paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. The Company also issued to the Placement Agent (or its designees) warrants to purchase up to 15,325 shares of common stock (the “January 2025 Placement Agent Warrants”). The January 2025 Placement Agent Warrants have an exercise price equal to $6.382 per share and are exercisable upon issuance, or January 30, 2025, for twenty-four months from the date of issuance, or January 30, 2027.

The Company received net proceeds of approximately $804,346 from the offering, after deducting estimated offering expenses paid by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

Supply Chain Updates

In February 2025, the FDA authorized the importation of Kodatef from Australia, to cover any future disruption of Arakoda in the U.S. market. Kodatef is the branded version of tafenoquine for malaria prevention approved by the TGA for use in Australia. The Company made this request of the FDA due to robust demand for Arakoda in late 2024/early 2025, and the potential for delays in the completion of new lots of Arakoda currently being commercially validated by our key supplier, PCI. Although we anticipate that new commercial Arakoda lots will enter the supply chain prior to the exhaustion of existing inventory, Kodatef will be available to cover any shortage through a specialty pharmacy that already carries Arakoda, and has the capacity to ship to customers in all 50 states.

IRB Approval of Phase II Study to Evaluate Tafenoquine for Chronic Babesiosis

On January 8, 2025, we announced that the approval of an Investigational Review Board (IRB) sanctioned Phase II clinical study. The study (NCT06656351) will evaluate the efficacy and safety of the ARAKODA® regimen (tafenoquine) over 90 days for treating patients with a presumptive diagnosis of chronic babesiosis who have experienced severe fatigue with significant functional impairment for at least six months upon enrollment. Patient enrollment is expected to begin in Q3 2025.

First Patient in Tafenoquine Expanded Access Clinical Study for Persistent (B. microti) Babesiosis

On January 8, 2025, we announced that the first patient has been enrolled in NCT06478641, an expanded access clinical study intended to confirm the activity of tafenoquine in treating patients with persistent babesiosis who have failed standard of care treatment and are at high risk of experiencing a relapse.

Patent License Agreement

On December 23, 2024, we and Tufts Medical Center announced signing of a Patent License Agreement to jointly advance the development and commercialization of tafenoquine for the treatment and prevention of babesiosis. Tafenoquine is not currently approved by the U.S. Food and Drug Administration (“FDA”) for the treatment and prevention of babesiosis. The agreement follows initiation of collaboration between researchers from both organizations to study the activity of tafenoquine against babesiosis, a serious tick-borne disease caused by microscopic parasites that infect red blood cells. The study formed the basis of U.S. Provisional Patent Application No. 63/461,060, and related U.S. utility and PCT applications, granting the parties shared intellectual property rights to tafenoquine’s potential future use for babesiosis.

Expansion of Tafenoquine Clinical Trial for Babesiosis to Brigham and Women’s Hospital

On December 11, 2024, we entered into a clinical trial agreement with Brigham and Women’s Hospital (BWH) in Boston to conduct a double-blind, placebo-controlled study evaluating the safety and efficacy of tafenoquine in combination with standard of care treatment for hospitalized babesiosis patients. The trial (NCT06207370) evaluates tafenoquine combined with standard treatment for babesiosis, addressing a critical unmet medical need. The double-blind, placebo-controlled trial will examine outcomes for hospitalized patients with severe babesiosis, a tick-borne illness often found as a co-infection of Lyme disease.

ARAKODA® Promotional Pilot in Advance of Expanded U.S. Launch

On October 3, 2024, we announced that we have commenced a nine-month promotional pilot to bring greater awareness of ARAKODA® (tafenoquine) and its benefits to patients and healthcare providers who prescribe it. The pilot program includes inside, or virtual, sales representatives who will conduct outreach to prospective and current ARAKODA customers to promote the co-pay program and increase sales. The status of this program is outlined in the “Strategy” section.

Amendments to 2022 Equity Incentive Plan

On July 16, 2024 and November 6, 2024, our stockholders approved an amendment to the 60 Degrees Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to increase the number of shares of Common Stock authorized for issuance by 83,334 shares and 100,000 shares, respectively, which were previously approved by the Board. The total number of shares that remain available for issuance under the 2022 Plan is 57,068 shares effective as of March 27, 2025, which additional reservation of shares provides us with flexibility to address future equity compensation needs. These increases are essential to attract and retain qualified employees, directors and consultants, and to align their interests with those of our stockholders.

September 2024 Private Placement

On September 4, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor. The Purchase Agreement provided for the sale and issuance by us of an aggregate of: (i) Pre-Funded Warrants to purchase up to 579,711 Shares of our Common Stock, (ii) 579,711 shares of Common Stock issuable upon exercise of Series A Warrants, and (iii) 579,711 shares of Common Stock issuable upon exercise of Series B Warrants.

The Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full at an exercise price of $0.005 per share. The Series A Warrants and Series B Warrants have an exercise price of $6.90 per share and were exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Common Warrants and the Placement Agent Warrants (discussed below), which was received November 6, 2024 (the “Stockholder Approval”). The Series A Warrants will expire five years from Stockholder Approval and the Series B Warrants will expire eighteen (18) months from Stockholder Approval.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent in connection with the Private Placement. In connection with the Private Placement, we issued to Wainwright the Placement Agent Warrants to purchase 43,479 shares of our Common Stock. The Placement Agent Warrants have an exercise price equal to $8.625 per share and are exercisable beginning on the effective date of Stockholder Approval for five years from Stockholder Approval.

The Registered Securities were subsequently registered pursuant to a registration statement on Form S-3 (File No. 333-282221) that was originally filed with the Securities and Exchange Commission on September 19, 2024, and which was declared effective on September 30, 2024.

ATM Offering

On July 12, 2024, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”) to sell shares of Common Stock having an aggregate offering price of up to $1,253,603 from time to time, through an “at the market offering” program (the “ATM Offering”). On July 22, 2024, we filed an amendment to the prospectus supplement with the SEC to increase the amount of Common Stock that may be offered and sold in the ATM Offering to $1,774,640 in the aggregate, inclusive of the shares of Common Stock previously sold in the ATM Offering. On July 24, 2024, we filed a second amendment to the prospectus supplement with the SEC to further increase the amount of Common Stock that may be offered and sold in the ATM Offering to $1,890,705 in the aggregate, inclusive of the shares of Common Stock previously sold in the ATM Offering. On July 26, 2024, we filed a third amendment to the prospectus supplement with the SEC to further increase the amount of Common Stock that may be offered and sold in the ATM Offering to $2,190,416 in the aggregate, inclusive of the shares of Common Stock previously sold in the ATM Offering. On August 2, 2024, we filed a fourth amendment to the prospectus supplement with the SEC to further increase the amount of Common Stock that may be offered and sold in the ATM Offering to $2,295,192 in the aggregate, inclusive of the shares of Common Stock previously sold in the ATM Offering. The offer and sale of shares of Common Stock from the ATM Offering were made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-280796) which became effective on July 18, 2024. From July 19, 2024 to August 2, 2024, the Company sold a total of 135,568 shares in the ATM Offering for gross proceeds of $1,994,583.

Mission

Our mission is to address the unmet medical need associated with infectious diseases through the development and commercialization of new small molecule therapeutics, focusing on synthetic drugs (made by chemists in labs, excluding biologics) with good safety profiles based on prior clinical studies, in order to reduce cost, risk, and capitalize on existing research. We are seeking to expand Arakoda’s use beyond malaria prevention and to demonstrate clinical benefit for other disease indications. We are further testing the viability of another product (Celgosivir) to determine whether to advance it into further clinical development, and may seek to develop and license other molecules in the future. Celgosivir is being considered for development as an antiviral product for a number of diseases.

Market Opportunity

Malaria Prevention

In 2018, the FDA approved Arakoda for malaria prevention in individuals 18 years and older. Arakoda entered the U.S. supply chain in the third quarter of 2019, just prior to the COVID-19 pandemic. As the approved indication is for travel medicine, and international travel was substantially impacted by the pandemic, we did not undertake any active marketing efforts for Arakoda. Following our financing in January 2024, the Company hired a Chief Commercial Officer and commissioned IQVIA market data and a qualitative marketing demand study. That research, recently completed, suggests that prescribing for malaria prevention therapies has returned to pre-pandemic levels, and that the total U.S. market represents around 1.1 million prescriptions (one prescription per three weeks of travel). Based on consumer and HCP demand research, the Company estimates that the accessible market for Arakoda represents about one third of this volume (about 330,000 prescriptions). Barriers to entry include low brand awareness in the prescriber community and the low cost of some of the generic alternatives. In the second half of 2024 we will conduct a pilot commercialization study to confirm these barriers can be overcome (see “Strategy”).

Treatment and Prevention of Tick-Borne Disease (Babesiosis)

We are repositioning the Arakoda regimen of Tafenoquine for several potential new therapeutic indications that have substantial U.S. caseloads, as further described below:

●	Treatment of Chronic Tick-Borne Disease (Babesiosis). Babesia parasites are co-transmitted by the same ticks that transmit Borrelia, the Lyme disease bacterium. Although Lyme in the acute phase is generally viewed by the medical community as being treatable with antibiotics, individuals who are not treated, or fail treatment, may go on to develop long term, and potentially debilitating, chronic symptoms such as fatigue, body aches, and cognitive problems.[1] This condition is defined by the Centers for Disease Control and Prevention (“CDC”) as Post-Treatment Lyme Disease Syndrome (“PTLDS”) or simply as Lyme in the patient community.[1] Although there are no published estimates, key opinion leaders have stated that as many as 50% of Lyme/PTLDS patients are believed to be co-infected with Babesia parasites, a diagnosis referred to in the Lyme community as “Chronic Babesiosis.” Prescribers in the Lyme disease community utilize a number of therapeutic modalities to manage the symptoms of Chronic Babesiosis, including FDA-approved pharmaceuticals such as atovaquone and azithromycin (these are assumed to suppress the growth of Babesia parasites).[2]

Recent market data shows that Tafenoquine appears to be increasingly prescribed by Lyme physicians to manage Chronic Babesiosis. This trend may follow the recent publication of several case reports demonstrating activity in immunosuppressed patients with acute babesiosis, and animal data showing eradication of Babesia parasites with Tafenoquine (primarily as Arakoda).3 The Company believes the recent increases in sales of Arakoda have been driven by organic growth of these activities. There are no formal epidemiological publications articulating the incidence or prevalence of Chronic Babesiosis, so these metrics must be inferred based on data for PTLDS and the rate of coinfection with Babesia parasites. Thus, the cumulative case load of Chronic Babesiosis may be as high as1.01 million patients in the United States.4 We believe, based on our market research that at least 37% of this market, or 375,000 cases, may be addressable with Tafenoquine during the remainder of its market exclusivity window for malaria. We are undertaking additional research to determine how much additional market capture might be feasible.

Acute infection with many different organisms (e.g. Borrelia, SARS-Cov-2, Epstein Barr virus) trigger “Long Syndromes” in a minority of cases, characterized by cognitive dysfunction, fatigue and post-exertional malaise.5 For many years, such conditions have been confusing to the mainstream medical community because there may not be formal diagnostic criteria or an established theory of disease. This is changing with the advent of Long COVID, and a recent prominent paper outlined the pathophysiological mechanisms for the first time.6 Although there is not yet supporting evidence in the medical literature, some key opinion leaders in the Lyme community have postulated, using the veterinary literature as an analog, that life-long infection by sequestering forms of Babesia (e.g., B. odocoilei) may be a significant driver of chronic fatigue symptoms.7 If this is true, the addressable market for antibabesial drugs may be substantially larger than stated above, since the prevalence of chronic fatigue syndrome in the U.S. is at least 3.3 million cases (excluding Long COVID and PTLDS).8

●	Treatment of Acute Babesiosis. There are up to 38,000 cases of potentially treatable acute symptomatic babesiosis (red blood cell infections caused by deer tick bites) in the United States each year.[9] Approximately 650 of these cases are hospitalizations, a smaller fraction of which represents immunosuppressed individuals.[10] Symptomatic babesiosis is usually treated with a minimum ten day course of atovaquone and azithromycin which is extended to six weeks in the immunosuppressed, who may also experience relapses requiring multiple hospitalizations.[11] This is much longer than equivalent serious parasitic diseases such as malaria where the goal is a three-day regimen. In a recently published case series Tafenoquine in combination with standard of care cured 80% of immunosuppressed patients with relapsing babesiosis and the investigators stated in a press release that “Tafenoquine is going to make a huge difference, I think, in people who are severely immunocompromised.” [12]

[1]	See https://www.cdc.gov/lyme/signs-symptoms/chronic-symptoms-and-lyme-disease.html.
[2]	Conclusions from Company-commissioned market research.
[3]	Conclusions from Company-commissioned market research.
[4]	Maximum prevalence determined by multiplying the rate of Babesia coinfection in PTLDS patients (52%, from Parveen & Bhanot, Pathogens 2019;8(3):117) by the highest estimate of the cumulative prevalence of PTLDS (1,994,189, from Delong et al. BMC Public Health 2019;19(1):352). Maximum new cases determined by multiplying the number of new Lyme cases per year (476,000, from Krugeler et al (Emerg Infect Dis 2021;27:616-61) by the number of new cases that subsequently become chronic cases (up to 10%, from Delong et al. BMC Public Health 2019;19(1):352) by the proportion of such patients coinfected with Babesia (52%, from Parveen & Bhanot, Pathogens 2019;8(3):117).
[5]	See https://www.cdc.gov/lyme/signs-symptoms/chronic-symptoms-and-lyme-disease.html.
[6]	Walitt et al Nature Communications 2024;15:907.
[7]	Lindner HH. 2022. Chronic babesiosis caused by B. odocoilei: Diagnosis, pathophysiology & treatment. Presentation at the 2022 ILADS scientific meeting, Orlando Florida.
[8]	See https://www.cdc.gov/nchs/data/databriefs/db488.pdf.
[9]	This estimate is based on the observations of Krugeler et al (Emerg Infect Dis 2021;27:616-61) who reported that 476,000 cases of Lyme disease occur in U.S. states where babesiosis is endemic and Krause et. al. (JAMA 1996;275:1657-16602) who reported that 10% of Lyme disease patients are co-infected with babesiosis and that according to Krause et al (AJTMH 2003;6:431-436) fact that about 80% of cases are symptomatic (thus 476,000*10%*80% = 38,000 cases of babesiosis per year).
[10]	Bloch et al Open Forum Infect Dis 2022;9(11):ofac597.
[11]	According to IDSA guidelines.
[12]	See Krause et al Clin Infect Dis 2024; doi:10.1093/cid/ciae238 and https://ysph.yale.edu/news-article/antimalarial-drug-is-effective-against-tick-borne-infection-babesiosis/.

●	Prevention of Tick-Borne Diseases. Post-exposure prophylaxis or early treatment with, respectively, a single dose or several week regimen of doxycycline following a tick-bite is a recognized indication to prevent the complications of Lyme disease. There may be more than 400,000 such tick bites in the United States requiring medical treatment each year. This estimate is based on the observation that approximately 50,000 tick bites are treated in U.S. hospital emergency rooms each year; however, this calculation represents only about 12% of actual treated tick bites based on observations from comparable ex-U.S health systems.[13] Unlike Lyme disease, there is no characteristic rash associated with early infection and no reliable diagnostic tests. Thus, an individual bitten by a tick cannot know whether they have also been infected with babesiosis. It is likely that a drug proven to be effective for this indication for babesiosis would also be used in conjunction with Lyme prophylaxis.

●

Veterinary Indications. Based on estimates from industry experts, there may be somewhere between several hundred and several thousand cases of canine babesiosis each year in the United States, and thousands more globally. Currently, standard of care treatment for babesiosis in dogs is a ten-day course of atovaquone and azithromycin, which costs about $1,350 out of pocket. A treatment course of Tafenoquine mirroring the human prophylactic dose in dogs might cost < $300, offering a compelling alternative to standard of care. The additional resources required to generate enabling data for veterinary uses are much less expensive than human clinical trials and we are already funding a pilot study at North Carolina State University related to this indication. Separately, the Company is exploring the potential utility of Tafenoquine to manage equine Theileria (a tick-borne disease related to babesiosis). Horses entering the United States are required to be tested prior to quarantine release and treated if positive.

Treatment and Prevention of Fungal Infections

We are evaluating Tafenoquine for potential utility in the following fungal diseases:

●	Treatment of Candida infections. According to the CDC, there are 50,000 reported cases of candidiasis (a type of fungal infection) each year in the United States and up to 1,900 clinical cases of C. auris, for which there are few available treatments.[14] Since it has broad-spectrum activity against drug-resistant Candida spp in culture, Tafenoquine, has the potential to be a market leading therapy for treatment/prevention of C. auris, and to be added to the standard of care regimens for other Candida infections.[15]

●	Prevention of fungal pneumonias. There are up to ~ 91-92,000 new patient cases each year in the United States for which antifungal prophylaxis is recommended, including acute lymphoblastic leukemia (up to 6,540 cases) and large B-cell lymphoma (up to 18,000 cases) patients receiving CAR-T therapy, solid organ transplant patients (up to 42,887 cases), allogeneic (~ 9,000 cases) and autologous (~ 15,000 cases) hematopoietic stem cell transplant patients.[16] Despite the availability and use of antifungal prophylaxis, the risk of some patient groups contracting fungal pneumonia exceeds the risk of contracting malaria during travel to West Africa.[17] Since it has broad spectrum antifungal effects in cell culture, and activity against Pneumocystis in animal models, Tafenoquine has the potential to be added to existing standard of care regimens for the prevention of fungal pneumonias.[18]

Viral Diseases

Celgosivir, a potential clinical candidate of 60P’s, has activity in a number of animal models of important viral diseases such as Dengue and RSV. According to the European CDC, Dengue is associated with at least 4.1 million cases globally.19 And, according to the U.S. CDC, RSV is responsible for up to 240,000 hospitalizations in children less than five years of age and adults greater than 65 years of age in the United States each year.20 As outlined in the “Strategy” section below, we expect to evaluate Celgosivir in additional non-clinical disease models before making a decision regarding clinical development.

[13]	Marx et. al., MMWR 2021;70:612-616.
[14]	https://www.cdc.gov/fungal/diseases/candidiasis/invasive/statistics.html.; https://www.cdc.gov/fungal/candida-auris/tracking-c-auris.html.
[15]	Dow and Smith New Microb New Infect 2022;45:100964.
[16]	See statistics for solid organ transplants at the Organ Transplant and Procurement Network at: National data - OPTN (hrsa.gov); See statistics for hematopoietic stem cell transplant in Dsouza et al Biology of Blood and Bone Marrow Transplantation 202;26: e177-e182; See statistics for acute lymphoblastic leukemia at: Key Statistics for Acute Lymphocytic Leukemia (ALL) (cancer.org); See statistics for large cell large B-cell lymphoma at; Diffuse Large B-Cell Lymphoma - Lymphoma Research Foundation; Treatment guidelines recommending antifungal prophylaxis for these diseases can be reviewed in (i) Fishman et al Clinical Transplantation. 2019;33:e13587, (ii) Hematopoietic Cell Transplantation (cancernetwork.com), (iii) Cooper et al Journal of the National Comprehensive Cancer Network 2016;14:882-913 and (iv) Los Arcos et al Infection (2021) 49:215–231.
[17]	Aguilar-Guisado et al Clin Transplant 2011;25:E629–38; Mace et al MMWR 202;70:1–35.
[18]	Queener et al JID 1997;165:764-768; Dow and Smith New Microb New Infect 2022;45:100964
[19]	https://www.ecdc.europa.eu/en/dengue-monthly#:~:text=This%20is%20an%20increase%20of%2032%20653%20cases% 20and%2032,853%20deaths%20have%20been%20reported.
[20]	https://www.cdc.gov/rsv/php/surveillance/index.html#cdc_survey_profile_surveys_used-rsv-burden-estimates.

More information about our products is provided in the next section, and the status of various development efforts for the above-mentioned diseases is outlined in Figure A, below.

Figure A

Products

Arakoda (Tafenoquine) for malaria prevention

We entered into a cooperative research and development agreement with the United States Army in 2014 to complete development of Arakoda for prevention of malaria.21 With the U.S. Army, and other private sector entities as partners, we coordinated the execution of two clinical trials, development of a full manufacturing package, gap-filling non-clinical studies, compilation of a full regulatory dossier, successful defense of our program at an FDA advisory committee meeting and submitted a new drug application (“NDA”) to the FDA in 2018. The history of that collaboration has been publicly communicated by the U.S. Army.22

[21]	In 2014, we signed a cooperative research and development agreement with the United States Army Medical and Materiel Development Activity (Agreement W81XWH-14-0313). Under this agreement, we agreed to submit an NDA for Tafenoquine to the FDA (as Arakoda), while the US Army agreed to finance the bulk of the necessary development activities in support of that goal.
[22]	Zottig et al Military Medicine 2020; 185 (S1): 687.

The FDA and Australia’s medicinal regulatory agency, the Therapeutic Goods Administration, subsequently approved Arakoda (brand name in the U.S.) and Kodatef (brand name in Australia), respectively, for prevention of malaria in travelers in 2018. Prescribing information and guidance for patients can be found at www.arakoda.com. The features and benefits of Tafenoquine for malaria prophylaxis, some of which have been noted by third-party experts, include: convenient once weekly dosing following a three day load; the absence of reports of drug resistance during malaria prophylaxis; activity against liver and blood stages of malaria as well as both the major malaria species (Plasmodium vivax and Plasmodium falciparum); absence of any black-box safety warnings; good tolerability, including in women and individuals with prior psychiatric medical history; and a comparable adverse event rate to placebo with up to 12 months continuous dosing.23 Tafenoquine entered the commercial supply chains in the U.S. and Australia in the third quarter of 2019.

The only limitation of Arakoda is the requirement for a G6PD test prior to administration.24 The G6PD test must be administered to a prospective patient prior to administration of Arakoda in order to prevent the potential occurrence of hemolytic anemia in individuals with G6PD deficiency.25 G6PD is one of the most common enzyme deficiencies and is implicated in hemolysis following administration/ingestion of a variety of oxidant drugs/food. G6PD must also be ruled out as a possible cause when diagnosing neonatal jaundice. As a consequence, G6PD testing is widely available in the United States through commercial pathology service providers (e.g., Labcorp, Quest Diagnostics, etc.). Although these tests have a turn-around time of up to 72 hours, the test needs only to be administered once. Thus, existing U.S. testing infrastructure is sufficient to support the FDA-approved use of the product (malaria prevention) by members of the armed forces (who automatically have a G6PD test when they enlist), civilian travelers with a long planning horizon, or repeat travelers.

Tafenoquine for Other (Infectious) Diseases

During the pandemic, we also worked with NIH to evaluate the utility of Tafenoquine as an antifungal. We, and the NIH, found that Tafenoquine exhibits a Broad Spectrum of Activity in cell culture against Candida and other yeast strains via a different Mode of Action than traditional antifungals and also exhibits antifungal activity against some fungal strains at clinically relevant doses in animal models.26 Our work followed Legacy Studies that show Tafenoquine is effective for treatment and prevention of Pneumocystis pneumonia in animal models.27 We believe that if added to the standard of care for anti-fungal and yeast infection treatments for general use, Tafenoquine has the potential to improve patient outcomes in terms of recovery from yeast infections, and prevention of fungal pneumonias in immunosuppressed patients. There are limited treatment options available for these indications, and Tafenoquine’s novel mechanism of action might also mitigate problems of resistance. Clinical trial(s) to prove safety and efficacy, and approval by the FDA and other regulators, would be required before Tafenoquine could be marketed for these indications.

Tafenoquine monotherapy, or use in combination with other antibabesial medications, clears and eradicates Babesia infections, respectively, in both immunocompetent and immunocompromised animal models of babesiosis (tick borne red blood cell infections).28 In up to 80% of cases Tafenoquine administered in combination with antibabesial drugs after prior failure of conventional antibiotics in immunosuppressed babesiosis patients resulted in cures.29 Tafenoquine is also increasingly being utilized by Lyme disease prescribers to manage symptoms of Chronic Babesiosis. Consequently, we believe that (i) if combined with standard of care products, Tafenoquine has the potential to accelerate parasite clearance and reduce the duration of illness and treatment with antibiotic therapy in immunosuppressed patients hospitalized with severe illness, (ii) once appropriate clinical studies have been conducted, it is likely that Tafenoquine would be quickly embraced for post-exposure prophylaxis of babesiosis in patients with tick bites, and (iii) Tafenoquine could become the leading treatment for Chronic Babesiosis. Clinical trial(s) to prove safety and efficacy, and approval by FDA and other regulators, would be required before Tafenoquine could be marketed for these indications.

[23]	Tan and Hwang Journal of Travel Medicine, 2018, 1–2; Baird Journal of Travel Medicine 2018:, 1–13; Schlagenhauf et al Travel Medicine and Infectious Disease 2022; 46:102268; See Arakoda prescribing information at www.arakoda.com; McCarthy et al CID 2019:69:480-486; Dow et al. Malar J (2015) 14:473; Dow et al. Malaria Journal 2014, 13:49; Novitt-Moreno et al Travel Med Infect Dis 2022 Jan-Feb;45:102211.
[24]	See prescribing information at www.arakoda.com.
[25]	See prescribing information at www.arakoda.com.
[26]	Dow and Smith, New Microbe and New Infect 2022; 45: 100964.
[27]	Queener et al Journal of Infectious Diseases 1992;165:764-8).
[28]	Liu et al. Antimicrobial Agents Chemo 2021;65:e00204-21, Marcos et al. IDCases 2022;27:e01460; Rogers et al. Clin Infect Dis. 2022 Jun 10:ciac473, Prasad and Wormsner. Pathogens 2022;11:1015.
[29]	Krause et al Clin Infect Dis 2024; doi:10.1093/cid/ciae238.

Celgosivir

Celgosivir is a host targeted glucosidase inhibitor that was developed separately by other sponsors for HIV then for hepatitis C.30 The sponsors abandoned Celgosivir after completion of Phase II clinical trials involving 700+ patients, because other antivirals in development at the time had superior activity. The National University of Singapore initiated development of Celgosivir independently for Dengue fever. A clinical study, conducted in Singapore, the results of which were accepted for publication in the peer-reviewed journal Lancet Infectious Diseases, confirmed its safety but the observed reduction in viral load was lower than what the study was powered to detect.31 Celgosivir (as with other Dengue antivirals) exhibits greater capacity to cure Dengue infections in animal models when administered prior to symptom onset when compared to administration post-symptom onset. In animal models, this problem can be addressed by administering the same dose of drug split into four doses per day rather than two doses per day (as was the case in the Singaporean clinical trial).32 This observation led to the filing and approval of a patent related to Dengue, which we licensed from the National University of Singapore.

Additional clinical studies would be required to prove that such a 4x daily dosing regimen would be safe and effective in Dengue patients to regulators’ satisfaction. To that end, earlier in our history, we, in partnership with the National University of Singapore, and Singapore General Hospital, successfully secured a grant from the government of Singapore for a follow-on clinical trial. Unfortunately, we were unable at that time to raise matching private sector funding. We concluded as a result that development of Repositioned Molecules for Dengue, solely and without simultaneous development for other therapeutic use, despite substantial morbidity and mortality in tropical countries, was an effort best suited for philanthropic entities. Accordingly, during the pandemic, we undertook an effort (in partnership with NIH’s Division of Microbiology and Infectious Diseases program and Florida State University) to determine whether Celgosivir might be more broadly useful for respiratory diseases that have impact in both tropical and temperate countries. Preliminary data suggest that Celgosivir inhibits the replication of the virus that causes COVID-19 (SARS-CoV-2) in cell culture, and the RSV virus in cell culture and provides benefits in animals. We have filed and/or licensed patents in relation to Celgosivir for these other viruses as we believe there is potential applications to fight respiratory diseases that might have more commercial viability than historical development of Celgosivir to combat Dengue fever.

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

Strategy

Following our initial public offering in July 2023, our initial strategic priority was to conduct a Phase IIB that would have evaluated the potential of the Arakoda regimen of Tafenoquine to accelerate disease recovery in COVID-19 patients with low risk of disease progression. In October 2023, we made a decision to suspend this study. This was a consequence of advice previously received from the FDA, which we interpreted to mean that the Agency would not have granted clearance for the study to proceed unless we redesigned it to (i) enroll a patient population in which receipt of Paxlovid or Lagevrio would be medically contraindicated, or (ii) compare Tafenoquine to placebo in patients taking a “standard of care” regimen (defined by the FDA as Lagevrio or Paxlovid). The FDA’s position was somewhat surprising given that neither Paxlovid nor Lagevrio is indicated for treatment of COVID-19 in low-risk patients. We determined that conducting our study in an alternate population in the United States would be unfeasible, and that conducting an add-on-to standard of care study might not be Phase III enabling. Accordingly, the Company made a decision to pivot back to continue commercialization of Arakoda for malaria, and further evaluation of the Arakoda regimen of Tafenoquine for babesiosis and other diseases. We believe such an approach is both less risky and less expensive.

Moving forward, our general strategy to achieve profitability and grow shareholder value has three facets: (i) increase sales of Arakoda; (ii) conduct clinical trials to expand the number of patients who can use Tafenoquine for new indications in the future; and (iii) reposition small molecule therapeutics with good clinical safety profiles for new indications.

[30]	Sorbera et al, Drugs of the Future 2005; 30:545-552.
[31]	Low et. al., Lancet ID 2014; 14:706-715.
[32]	Watanabe et al, Antiviral Research 2016; 10:e19.

Expansion of U.S. Arakoda Sales

Hiring of Chief Commercial Officer. In February 2024, we hired Kristen Landon to lead our commercial efforts to reintroduce Arakoda for malaria prevention and conduct new product planning initiatives in tick-borne disease for babesiosis. We spent the first quarter of 2024 analyzing the current landscape in the malaria prevention market, conducting primary market research among providers and consumers, and assessing agency partners for a virtual/digital marketing pilot program. Additionally, we kicked off a market assessment on the babesiosis space including desk top research and qualitative interviews with Key Opinion Leaders in the Infectious Disease and Lyme Community. We plan to initiate quantitative research in Q2 2025 to assess the market opportunity for a potential development program for Chronic Babesiosis. We will include a patient survey to measure self-reported prevalence of babesiosis and other relevant conditions across geographic regions.

P&L Contract Review. We will conduct a review of all of our supply chain and formulary contracts to determine whether it is possible to increase our margin on Arakoda without increasing prices, or to compensate for any price adjustments which may be necessary to support repositioning efforts (see below). We plan to introduce an 8-count bottle of ARAKODA NCD # 71475-257-02 into the supply chain in Q2.

Repositioning of Arakoda Relative to Malarone and Generic Equivalent Atovaquone-Proguanil. A malaria demand study was conducted to assess the attractiveness and acceptability of the Arakoda product profile and current pricing among health care providers and consumers. The product profile was well received among both stakeholders; however, price sensitivity on out-of-pocket costs was noted among both groups. Generic atovaquone-proguanil, our primary competitor is substantially cheaper than Arakoda for the average trip length (three weeks) and has superior formulary positioning (Tier 1 vs. Tier 3). However, generic-atovaquone proguanil does not provide the same level of confidence a traveler may experience from taking a product with a convenient weekly dosing regimen during travel, that works everywhere in the world against all malaria species and drug-resistant strains, and which requires only a single dose for post-exposure prophylaxis upon return from a malarious area. The value those advantages confer needs to be communicated with key stakeholders.

Market Segment, Targeting, and Commercial Pilot. We purchased market data to understand the malaria market landscape over the past decade and identified the current prescribers of Malarone and the generic equivalent atovaquone-proguanil, the main generic competitor to Arakoda for malaria prophylaxis. The ARAKODA commercial pilot program will commence on March 17, 2025, with three main objectives: 1. Increase ARAKODA awareness and communicate ARAKODA’s value proposition. 2. Drive ARAKODA trial and usage and 3. Facilitate access and affordability. The pilot includes a three-pronged approach utilizing Virtual Sales Representatives (VSRs), a programmatic email campaign, and a co-pay offering for commercially insured patients. We do not initially plan to target U.S. government agencies as these organizations are either contracting their ex-U.S footprints or, as in the case of the Department of Defense, are expected to be extremely price sensitive until operational considerations justify the use of superior products – for example, the DOD used inexpensive doxycycline for malaria prevention in the low malaria risk setting of Afghanistan, but chose superior weekly mefloquine, despite safety concerns, for the Ebola mission to west Africa in 2014, where malaria rates were extremely high.

Digital Revamp and Collateral: Our marketing strategy and objectives for the promotional pilot include marketing assets that we believe best highlight the features and benefits of Arakoda, namely the convenience of the travel and post-travel regimen, and global effectiveness and a co-pay benefit to reduce the out-of-pocket expense for individuals with commercial insurance. All marketing assets will reside on ARAKODA.com including a convenient dosing card, access to the co-pay offer, and information on how to get ARAKODA.

Revised Forecast. We have developed an internal forecast for the malaria and indication and will do the same for the Babesiosis indication after completion of market research studies.

Development of the Arakoda Regimen of Tafenoquine for Babesiosis

In animal models, Tafenoquine monotherapy has been shown to suppress acute babesiosis infections to the point where the immune system can control them following single or multiple doses similar to those effective against malaria parasites, and longer regimens alone or in combination with atovaquone leads to complete radical cure and to the conference of sterile immunity.33 In three case studies in individuals with immunosuppression and/or refractory parasites, Tafenoquine alone or in combination with various standard of care antimalarials and antibiotics successfully cleared parasites, leading to three consecutive negative PCR tests, and prevention of further relapses in two of three individuals.34 Our market research has revealed that recent sales growth for Arakoda is primarily attributable to organic growth in prescribing by Lyme community prescribers for Chronic Babesiosis. Collectively these data suggest Tafenoquine might have utility alone or in combination as treatment or post-exposure prophylaxis of babesiosis (both acute and chronic).

The Company is planning three clinical trials to aid further development and commercialization of a Babesiosis indication for Tafenoquine. Trial 1 is a randomized, placebo-controlled, evaluation of Tafenoquine in patients hospitalized with babesiosis who are also taking standard of care treatment (10 days of atovaquone-azithromycin). The primary endpoint will be time to clinical recovery of 11 common babesiosis symptoms as reported by patients. Based on an analysis of blinded data from the six patients who have completed the study to date and further advice from the FDA, we are planning to modify the key secondary endpoint of time to molecular cure so it will be assessed using the commercially available Mayo clinic Babesia PCR assay rather than the FDA-approved Babesia nucleic acid test that is used for blood donation screening. Additionally, the dosing regimen will be extended so that Tafenoquine is administered at a dose of 200 mg/day on Days 1,2,3,4,11,18,25 and 32 (extended from administration of 200 mg/day on Days 1,2,3&4). The study will enroll a minimum of 24 and up to 33 patients before an interim analysis is conducted, which will include both a test of significance and a sample size re-estimation in case this is required. We have signed clinical trial agreements with Tufts Medical Group, Yale, Rhode Island Hospital, and Brigham & Women’s Hospital. The first patient was randomized on June 25, 2024, and six patients completed the study prior to implementation of the protocol modifications disclosed above. The earliest possible date that date would be available from the interim analysis would be January 31, 2026, assuming a minimum of 24 patients are enrolled prior to September 30, 2025. Further details are available on the clinicaltrials.gov website.35

[33]	Liu et al. Antimicrobial Agents Chemo 2021;65:e00204-21. Vydyam et al. J Infect Dis. 2024 Jan 3:jiad315. doi:10.1093/infdis/jiad315.

[34]	Marcos et al. IDCases 2022;27:e01460; Rogers et al. Clin Infect Dis. 2022 Jun 10:ciac473, Prasad and Wormsner. Pathogens 2022;11:1015.

[35]	See: https://classic.clinicaltrials.gov/ct2/show/NCT06207370.

Trial 2 will be an expanded use study utilizing commercially available Arakoda. The Company, if approved by an Institutional Review Board (“IRB,” also known as an ethics committee), plans to offer up to one year of Arakoda at no cost to about 10 patients per year (i.e., immunocompromised patients who have previously failed standard of care treatment). Informed consent will be obtained from patients to collect a blood sample for PCR testing at the end of treatment, and patients will be asked to complete a babesiosis symptom questionnaire. The goal of the study is to generate additional prospective data to confirm the observation by Krause et al in a recent publication that an extended regimen of Tafenoquine cured 80% of immunocompromised patients with relapsing babesiosis. As of the date of this filing, we had enrolled one patient in this study. More details about the study can be found on the clinicaltrials.gov website.36

Trial 3 will be a Phase II open label study utilizing commercially available Arakoda. The Company, plans to offer an approximately three-month supply of Arakoda at no cost to patients who have a clinical diagnosis, are willing to submit biological samples for testing, and answer babesiosis and standardized fatigue inventories before and after treatment. The goal of this study will be to ascertain whether Arakoda treatment improves patient-reported fatigue symptoms in individuals who have symptoms of severe fatigue lasting more than six months and a diagnosis of chronic babesiosis. Secondary objectives include assessing confirmable Babesia infection rates in these populations using validated molecular assays, and assessing the safety and tolerability profile of Arakoda in this patient population.

In May 2024, we signed a research and collaboration agreement with North Carolina State University in which the College of Veterinary Medicine will screen archived blood samples from 50 patients exhibiting symptoms consistent with chronic fatigue symptoms by PCR for the presence of Babesia spp by digital PCR and DNA sequencing. This work is now complete, and a manuscript for publication is now in preparation. While the data cannot be disclosed at this time, the Company believes they are supportive of the feasibility of executing Trial 3.

We believe, if the Company does not become capital-limited, and no recruitment issues are encountered, that the results of one or more of the above studies will come to fruition in the first quarter of 2026, potentially facilitating submission of a supplementary new drug application (or other appropriate regulatory filing) to FDA, with the goal of obtaining marketing approval of Arakoda for treatment of Babesiosis. If successful, this will allow the Company to actively market Arakoda for Babesiosis.

In March 2024, we initiated, in collaboration with the North Carolina State University College of Veterinary Medicine, a pilot study of Tafenoquine for treatment of canine babesiosis in the United States under a sponsored research program. Should this potential collaboration be successful, we believe that the data from that study may provide supportive data for the clinical babesiosis development program, and could provide proof of concept for an expanded study to prove utility for veterinary indications.

Parenteral Tafenoquine for Fungal Infections

We plan to support a series of studies in animal models to determine whether single dose parenteral administration of Tafenoquine exhibits efficacy against Candida spp including C. auris. These studies are being conducted under a sponsored research agreement with Monash University in Melbourne, Australia, and should be completed by Q2 2025.

Combination Partner for Tafenoquine for Malaria

Most new antimalarial treatment products are developed as drug combinations to proactively combat drug resistance. We believe that Tafenoquine, due to its long half-life and activity against all parasite species and strains, would be an ideal partner in a drug combination. Recently, Kentucky Technology Inc. (“KTI”), completed Phase IIA studies in P. vivax malaria, in which they evaluated the safety and efficacy of SJ733, their ATP4 inhibitor in combination with Tafenoquine as the combination partner drug. It was recently announced that the SJ733 development program would be partially supported by a grant from the Global Health Innovative Technology Fund (“GHIT”). As part of its shares for services agreement with KTI, the Company recently received a detailed feasibility assessment and business plan for the project, including an assessment of potential PRV eligibility. The Company has provided KTI with a right of reference to its Arakoda IND, in order to assist with regulatory approvals of forthcoming clinical trials.

Celgosivir for Antiviral Diseases

Reviewing prior studies of Celgosivir for Zika, Dengue and RSV, it is evident that the drug protects against the pathological effects of viruses through a combination of anti-inflammatory and antiviral effects. These properties suggest it might have a beneficial effect in several viral diseases. Celgosivir is synthesized from Castanospermine, which is obtained from botanical sources in low yield, making its inherent cost of goods potentially high. Castanospermine is also quite water soluble, making it amenable to intravenous formulation. As of the date of this report, Florida State University Research Foundation (“FSURF”) had sold their remaining SXTP shares, and funds raised therefrom were insufficient to cover the cost of the proof of concept studies in a hamster model of COVID-19 that we had originally planned. We instead intend to investigate the potential activity of celgosivir in other respiratory viruses in different non-clinical models.

Post-Marketing Requirements

We have an FDA post-marketing requirement to conduct a malaria prophylaxis study of Arakoda in pediatric and adolescent subjects. We proposed to the FDA, in late 2021, that this might not be safe to execute given that malaria prevention is administered to asymptomatic individuals and that methemoglobinemia (damage to the hemoglobin in blood that carries oxygen) occurred in 5% of patients, and exceeded a level of 10% in 3% of individuals in a study conducted by another sponsor in pediatric subjects with symptomatic vivax malaria.37 The FDA has asked us to propose an alternate design, for which we submitted a concept protocol in the fourth quarter of 2022, and submitted a full protocol in July, 2024. We estimate the cost of conducting the study proposed by the FDA, if conducted in the manner suggested by the FDA, would be $2 million, and, due to the time periods required to secure protocol approvals from the FDA and Ethics Committees, could not be initiated any earlier than the Second quarter of 2026.

[36]	See: https://clinicaltrials.gov/study/NCT06478641.

[37]	Velez et al 2021 - Lancet Child Adolesc Health 2022; 6: 86–95.

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

All patents not designated with a “+” or a “#” list 60 Degrees Pharmaceuticals, Inc. as an applicant.

All estimated patent expiration dates and anticipated patent expiration assume payment of any maintenance/annuity fees during the patent term.

Trademarks

Country	Mark	Status	Application Number	Date Filed	Registration Date	Registration Number	BIR Ref Number	Due Date	Due Date Description
Australia	KODATEF	Registered	1774631	2-Jun-16	6/2/2016	1774631	0081716-000029	2-Jun-26	Renewal Due
Canada	KODATEF	Registered	1785098	1-Jun-16	11/26/2019	TMA1,064,371	0081716-000028	26-Nov-29	Renewal Due
Canada	ARAKODA	Registered	1899317	15-May-18	8/20/2020	TMA1,081,180	0081716-000053	20-Aug-30	Renewal Due
China	KODATEF	Registered	20842242	2-Aug-16	9/28/2017	20842242	0081716-000035	27-Sep-27	Renewal Due
European Union	KODATEF	Registered	15508872	3-Jun-16	9/21/2016	15508872	0081716-000034	3-Jun-26	Renewal Due
European Union	ARAKODA	Registered	17900852	16-May-18	9/20/2018	17900852	0081716-000054	16-May-28	Renewal Due
Israel	KODATEF	Registered	285476	6-Jun-16	6/6/2016	285476	0081716-000033	6-Jun-26	Renewal Due
New Zealand	KODATEF	Registered	1044407	7-Jun-16	12/8/2016	1044407	0081716-000031	6-May-26	Renewal Due
Russian Federation	KODATEF	Registered	2016720181	6-Jun-16	7/10/2017	623174	0081716-000032	6-Jun-26	Renewal Due
Singapore	KODATEF	Registered	40201707950V	2-May-17	11/8/2017	40201707950V	0081716-000040	2-May-27	Renewal Due
United Kingdom	ARAKODA	Registered	17900852	16-May-18	9/20/2018	UK00917900852	0081716-000054	16-May-28	Renewal Due
United Kingdom	KODATEF	Registered	15508872	3-Jun-16	9/21/2016	UK009015508872	0081716-000072	3-Jun-26	Renewal Due
United States of America	TQ 100 & TABLET DESIGN	Registered	87608493	14-Sep-17	9/11/2018	5562900	0081716-000037	11-Sep-24	Section 8 & 15 Due
United States of America	ARAKODA	Registered	87688137	16-Nov-17	12/31/2019	5950691	0081716-000050	31-Dec-25	Section 8 & 15 Due
United States of America	KODATEF	Abandoned-	90072885	24-Jul-20			0081716-000069	16-Aug-23	Statement of Use/3rd Extension of Time Due
United States of America	KODATEF	Allowed	98/363,219	18-Jan-24			0081716-000074	12-May-25	Statement of Use/1st Extension of Time Due

Key Relationships & Licenses

On May 30, 2014, we entered into the Exclusive License Agreement (the “2014 NUS-SHS Agreement”) with National University of Singapore (“NUS”) and Singapore Health Services Pte Ltd (“SHS”) in which we were granted a license from NUS and SHS with respect to their share of patent rights regarding “Dosing Regimen for Use of Celgosivir as an Antiviral Therapeutic for Dengue Virus Infection” to develop, market and sell licensed products. The 2014 NUS-SHS Agreement continues in force until the expiration of the last to expire of any patents under the patent rights unless terminated earlier in accordance with the 2014 NUS-SHS Agreement. We are obligated to pay royalties at the rate of 1.5% of gross sales.

On July 15, 2015, we entered into the Exclusive License Agreement with the U.S. Army Medical Materiel Development Activity (the “U.S. Army”), which was subsequently amended (the “U.S. Army Agreement”), in which we obtained a license to develop and commercialize the licensed technology with respect to all therapeutic applications and uses excluding radical cure of symptomatic vivax malaria. This exclusion does not impact our ability to market Arakoda for the FDA-approved use, which is the prevention of malaria utilizing the indicated dose in asymptomatic individuals traveling to malarious areas (whereas the license exclusion relates to its use to treat symptomatic vivax malaria in a patient already presenting with that disease). The term of the U.S. Army Agreement will continue until the expiration of the last to expire of the patent application or valid claim of the licensed technology, or 20 years from the start date of the U.S. Army Agreement, unless terminated earlier by the parties. We will be required to make a minimum annual royalty payment of 3% of net sales for net sales < $35 million, and 5% of net sales greater than $35 million, with US government sales excluded from the definition of net sales. In addition, we were required to pay a sales-based milestone fee of $75,000 once cumulative net sales from all sources exceeds $6 million, a change of control payment of $100,000 if the company is acquired or merges, and regulatory approval milestone payments once marketing authorizations are achieved in Canada ($5,000) and Europe ($5,000). We achieved the sales-based milestone target during the year ended December 31, 2023, which milestone payment was made in full in June 2024. Also, we will be required to obtain the U.S. Army Medical Materiel Development Activity’s consent prior to a change of control of the Company, which consent was obtained on September 2, 2022.

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

On February 15, 2021, we entered into the Inter-Institutional Agreement with FSURF (the “FSURF Agreement”) in which FSURF granted us the right to manage the licensing of intellectual property created at FSURF. The term of the FSURF Agreement expires five years from February 15, 2021. After deduction of a 5% administrative fee by FSURF, capped at $15,000 annually, and reimbursement of patent prosecution expenses, we will receive 20% of license income and FSURF will receive 80% of license income. Payments of license income shall be paid in U.S. dollars quarterly each year. On February 19, 2021, we entered into an agreement with FSURF, subsequently amended on February 15, 2023, and effective on March 24, 2025, that collectively granted an option, effective through March 23, 2026, to us to license methods for purifying castanospermine and its use for the treatment of COVID-19. On August 19, 2021, we entered into an agreement with FSURF, subsequently amended on February 15, 2023, and effective on March 24, 2025, that collectively granted an option, effective through March 23, 2026, to us to license a patent relating to the use of alpha glucosidase inhibitors (including castanospermine and Celgosivir) for treatment of Zika infections.

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

Sales and Marketing

In 2025, we plan to “relaunch” Arakoda for malaria prevention in the United States as described in the “Strategy” section.

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

Australian Research Tax Credit and Overseas Finding Process

Under Section 27 of the Industry Research and Development Act 198638, the Australian government offers a research tax credit of 43.5% on registered research and development activities executed in Australia by eligible Australian domiciled entities. Companies are eligible to receive tax credits if they meet the following criteria: (i) are domiciled in Australia, (ii) have incurred at least $20,000 in eligible research and development expenses, (iii) have conducted at least one eligible research and development activity, (iv) beneficial owner(s) with > 40 % beneficial ownership when considered together do not have > $20 million AUD aggregated turnover on an annual basis. 60P Australia Pty Ltd meets all these criteria, and will continue to do so in the future unless, considered together with any of our shareholders who have > 40% beneficial ownership, have > $20 million AUD in aggregate annual turnover.

Under Section 28D of the Industry Research and Development Act 198639, research and development activities conducted outside Australia are also potentially eligible if they meet the following criteria: (i) they are approved in advance, (ii) they are linked to a core research and development activity conducted in Australia, (iii) cannot be conducted in Australia for various reasons and (iv) the value of activities conducted overseas is less than the value of activities conducted in Australia.

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

[38]	See Industry Research and Development Act 1986 (legislation.gov.au).

[39]	See Australian Government R&D Tax Incentive - Overseas R&D: Information Sheet.

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

Tropical Disease PRVs

The Tropical Disease Priority Review Voucher (“PRV”) program was created by Congress under the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) in order to encourage innovation and public access to new medicines. Pursuant to Section 1102 of FDAAA, which amended section 524 of the Federal Food, Drug, and Cosmetic Act (“FFDCA”), along with later amendments, the FDA must award a PRV to certain applicants that obtain an approved NDA to treat certain tropical diseases. Congress later expanded the scope of diseases that were eligible for a PRV (e.g., a PRV for obtaining approval for a drug to treat rare pediatric diseases). A PRV entitles the holder of the voucher to designate a different drug application as qualifying for priority review from FDA. When a drug application is designated for priority review through use of a priority review voucher, that application must be reviewed by FDA no later than 6 months after receipt.40 This guarantees a much more rapid review by FDA compared to the standard review time.

Tropical disease PRVs were created under the FDAAA to encourage pharmaceutical companies to develop treatments for specific neglected tropical diseases. As defined by the statute, tropical diseases refer to certain “infectious disease[s] for which there is no significant market in developed nations and that disproportionately affects poor and marginalized populations.”41 Because tropical diseases occur rarely in the United States, obtaining approval from the FDA for treating these diseases would normally be unprofitable for pharmaceutical companies due to the limited domestic market and the scope and significant financial costs of the post-marketing requirements imposed by FDA. Congress intended to incentivize companies to turn their attentions to tropical diseases by providing a PRV to those companies that obtained approval from FDA for a tropical disease drug product, and the granted PRV could then be sold to another company for money.

A PRV is an extremely valuable property interest. For example, Rhythm Pharmaceutical, Inc. announced in 2021 that it had sold a PRV for $100,000,000.42

Accelerated Approval Pathway

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

[40]	21 U.S.C. § 360n(a)(1).

[41]	21 U.S.C. § 360n(a)(3).

[42]	Ben Adams, Newly acquired Alexion pays $100M for Rhythm’s speedy review voucher, Fierce Biotech (Jan 6, 2021, 10:23 AM), available at https://www.fiercebiotech.com/biotech/newly-acquired-alexion-pays-100m-for-rhythm-s-speedy-review-voucher.

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

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the E.U. portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts-Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned; strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the Ethics Committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

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

In March 2010, the United States Congress enacted the Affordable Care Act (the “ACA”), which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The reductions have been suspended temporarily through December 2021 in response to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures were passed by the U.S. Senate. The ACA has also been challenged numerous times in various court cases, including challenges before the U.S. Supreme Court. In the most recent case (decided in June 2021) the Supreme Court held that the individual plaintiffs and states lacked standing to challenge the constitutionality of the ACA.

Previously in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (“CSR”), payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. In April 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

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

Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached.

Future indications for Arakoda may justify higher pricing in principle, but cumulative health-care reforms inclusive of the IRA limit price increases and/or indication-based pricing without financial penalties if manufacturers’ products have Medicare coverage. The impact of these reforms on the pharmaceutical industry generally is in its infancy, and will depend on how or if they are implemented by regulators. We will monitor this issue to determine the effects of this legislation on our business – full implementation of the reforms may have a negative impact on maximizing the profitability, but the actual impact at this juncture is uncertain.

Human Capital Resources

As of December 31, 2024, we had a total of three employees, all of whom are full-time. We also utilize the services of two part-time contractors.

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

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

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

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices. The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2025 titled “Cybersecurity risks could adversely affect our business and disrupt our operations.”

Item 2. Properties.

Our corporate headquarters are located at 1025 Connecticut Avenue NW Suite 1000, Washington, D.C. 20036. We do not own any physical property, plant or labs. We currently lease one office at the above address and in December 2024, we renewed our lease for an additional one-year term that expires March 31, 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “SXTP,” and warrants under the symbol “SXTPW.” Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On March 26, 2025 the closing price for our common stock and warrants as reported on The Nasdaq Capital Market was $1.88 per share and $0.024, respectively.

Holders of Common Stock

On March 27, 2025, there were 21 holders of record of our common stock.

Reverse Stock Split

On November 6, 2024, our Board approved a reverse stock split of our Common Stock at a split ratio ranging between 1:3 and 1:5, as determined by the Board in its sole discretion. On November 6, 2024, a majority of the stockholders of the Company approved the proposed reverse stock split. On February 10, 2025, the Board approved a 1-for-5 reverse split ratio. On February 24, 2025, the Company effectuated a 1-for-5 reverse stock split of our common stock (the “1:5 Reverse Stock Split”). Beginning February 24, 2025, our common stock traded on The Nasdaq Capital Market on a split adjusted basis.

In July 2024, our Board approved a reverse stock split of our Common Stock at a split ratio ranging between 1:5 and 1:12, as determined by the Board in its sole discretion. On July 16, 2024, a majority of the stockholders of the Company approved the proposed reverse stock split. On July 19, 2024, our Board approved a 1-for-12 reverse split ratio. On August 12, 2024, the Company effectuated a 1-for-12 reverse stock split of our common stock (the “1:12 Reverse Stock Split” and together, with the 1:5 Reverse Stock Split, the “Reverse Stock Splits”). Beginning August 12, 2024, our common stock traded on The Nasdaq Capital Market on a split adjusted basis.

All common share and applicable per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Splits.

Transfer Agent

The transfer agent for our common stock is Equity Stock Transfer, LLC (“Equity Stock Transfer”), located at 237 West 37th Street, Suite 602, New York, NY 10018. The phone number and facsimile number for Equity Stock Transfer are (212) 575-5757 and (347) 584-3644, respectively. Additional information about Equity Stock Transfer can be found on its website at www.equitystock.com.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Unregistered Sales of Equity Securities

Common Stock

●

On July 22, 2024 and July 26, 2024, we issued 8,000 and 6,667 shares of common stock to Knight, respectively, upon conversion of 1,291 and 1,032 shares of Series A Preferred Stock, respectively, at the conversion price detailed in Note 6 to the accompanying consolidated financial statements.

●	From October 2024 to January 2025, we issued an aggregate of 579,711 shares of common stock upon the exercise of pre-funded warrants issued to investors in the September 2024 private placement.

The issuances of shares of common stock listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering.

Warrants

On September 4, 2024, we issued 579,711 pre-funded warrants, 579,711 Series A Warrants and 579,711 Series B Warrants to investors in a private offering. The Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full at an exercise price of $0.005 per share. The Series A Warrants and Series B Warrants have an exercise price of $6.90 per share and were exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock (the “Stockholder Approval”), which was received on November 6, 2024. The Series A Warrants will expire five years from Stockholder Approval and the Series B Warrants will expire eighteen (18) months from Stockholder Approval. H.C. Wainwright & Co., LLC acted as the exclusive placement agent in connection with the Private Placement. In connection with the Private Placement, we issued to Wainwright the Placement Agent Warrants to purchase 43,479 shares of Common Stock. The Placement Agent Warrants have an exercise price equal to $8.625 per share and are exercisable beginning on the effective date of the Stockholder Approval for five years from Stockholder Approval.

In January 2025, we issued warrants to purchase up to an aggregate of 408,621 shares of common stock at an exercise price of $3.855 per share. The January 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance. We issued to the Placement Agent (or its designees) warrants to purchase up to 15,325 shares of common stock. The January 2025 Placement Agent Warrants have an exercise price equal to $6.382 per share and are exercisable upon issuance, or January 30, 2025, for twenty-four months from the date of issuance, or January 30, 2027.

On February 5, 2025, we issued warrants to purchase up to an aggregate of 300,700 shares of common stock at an exercise price of $2.95 per share. The February 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance. We issued to the Placement Agent (or its designees) warrants to purchase up to 22,554 shares of common stock. The February 2025 Placement Agent Warrants have an exercise price equal to $4.469 per share and are exercisable upon issuance, or February 6, 2025, for twenty-four months from the date of issuance, or February 8, 2027.

The warrants described above were deemed exempt from registration in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipients of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Option Grants

On July 16, 2024, the effective date of shareholder approval to increase the number of shares authorized under the 2022 Plan, we granted a total of 504 fully vested, non-qualified options to purchase shares of common stock at a per share exercise price of $318.00 to the following directors and in the amounts listed: (i) Stephen Toovey (126 common stock options), (ii) Charles Allen (126 common stock options), (iii) Paul Field (126 common stock options) and (iv) Cheryl Xu (126 common stock options).

On July 16, 2024, the effective date of shareholder approval to increase the number of shares authorized under the 2022 Plan, we granted a total of 12,334 options to purchase shares of common stock at a per share exercise price of $60.00 to Geoff Dow, our Chief Executive Officer, (5,000 common stock options), Tyrone Miller, our Chief Financial Officer (4,000 common stock options), and Bryan Smith, an external consultant, (3,334 common stock options). These options vest in five equal tranches on the last date of each fiscal year, with the first vesting date being December 31, 2024.

On September 26, 2024, we granted 4,167 options to purchase shares of common stock at a per share exercise price of $6.85 to Kristen Landon, our Chief Commercial Officer, which vest in five equal tranches on the last date of each fiscal year, with the first vesting date being December 31, 2024.

On January 2, 2025, we granted a total of 120,000 options to purchase shares of common stock at a per share exercise price of $6.55 to Geoff Dow, our Chief Executive Officer, (105,000 common stock options) and Tyrone Miller, our Chief Financial Officer (15,000 common stock options), which vest in five equal tranches. The first tranche was fully vested on the date of grant and thereafter, the options vest on the last date of each fiscal year beginning December 31, 2025.

Issuance of Notes

On May 14, 2020, we issued the Note to the U.S. Small Business Administration with a principal amount of $150,000 and a per annum interest rate of 3.75%.

On May 19, 2022, we issued the Convertible Promissory Note to Geoffrey Dow, as assigned to the Geoffrey S. Dow Revocable Trust dated August 27, 2018 (the “Dow Note”), in the amount of $44,444.44 and a per annum interest rate of 6%. Immediately prior to the closing of our initial public offering, the balance of the Dow Note converted at a price equal to 80% of the IPO price.

On May 19, 2022, we issued the Mountjoy Note in the amount of $294,444.42 and a per annum interest rate of 6%. Immediately prior to the closing of our initial public offering, the balance of the Mountjoy Note converted at a price equal to 80% of the IPO price.

On May 24, 2022, we issued the Bigger Capital Fund Note in the amount of $333,333.30 to Bigger Capital Fund, LP. On the date of the pricing of our initial public offering, we delivered to Bigger Capital Fund, LP shares of our common stock equal to the number of shares of common stock calculated using a share price of the IPO price.

On May 24, 2022, we issued the Cavalry Investment Fund Note in the amount of $277,777.78 to Cavalry Investment Fund, LP. On the date of the pricing of our initial public offering, we delivered to Cavalry Investment Fund, LP shares of our common stock equal to the number of shares of common stock calculated using a share price of the IPO price.

On May 24, 2022, we issued the Walleye Note in the amount of $277,777.78 to Walleye Opportunities Master Fund Ltd. On the date of the pricing of our initial public offering, we delivered to Walleye Opportunities Master Fund Ltd shares of our common stock equal to the number of shares of common stock calculated using a share price of the IPO price.

On May 8, 2023, we issued the Cyberbahn Note in the amount of $111,111.10 to Cyberbahn Federal Solutions, LLC with a 10% original issue discount. On the date of the pricing of our initial public offering, we delivered to Cyberbahn Federal Solutions, LLC shares of our common stock equal to the number of shares of our common stock calculated using a share price of the IPO price.

On May 8, 2023, we issued the Ariana Note in the amount of $111,111.10 to Ariana Bakery Inc with a 10% original issue discount. On the date of the pricing of our initial public offering, we delivered to Ariana Bakery Inc shares of our common stock equal to the number of shares of our common stock calculated using a share price of the IPO price.

On May 8, 2023, we issued the Sabby Note in the amount of $333,333.30 to Sabby Volatility Warrant Master Fund, Ltd. with a 10% original issue discount. On the date of the pricing of our initial public offering, we delivered to Sabby Volatility Warrant Master Fund, Ltd. shares of our common stock equal to the number of shares of our common stock calculated using a share price of the IPO price.

On May 8, 2023, we issued the Anderson Note in the amount of $55,555.55 to Steel Anderson with a 10% original issue discount. On the date of the pricing of our initial public offering, we delivered to Steel Anderson shares of our common stock equal to the number of shares of our common stock calculated using share price of the IPO price.

On May 8, 2023, we issued the Gao & Wang Note in the amount of $111,111.10 to Bixi Gao & Ling Ling Wang with a 10% original issue discount. On the date of the pricing of our initial public offering, we delivered to Bixi Gao & Ling Ling Wang shares of our common stock equal to the number of shares of our common stock calculated using a share price of the IPO price.

The notes described above were deemed exempt from registration in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipients of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

2022 Equity Incentive Plan

On November 22, 2022, the Board and majority stockholder adopted the 60 Degrees Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2022 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any of our affiliates and provide a means by which the eligible recipients may benefit from increases in value of the common stock. Initially, the Board reserved 3,977 shares of common stock issuable upon the grant of awards under the 2022 Plan. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors.

On July 16, 2024 and November 6, 2024, our stockholders approved an increase to the number of shares available under the 2022 Plan by 83,334 shares and 100,000 shares, respectively, which increases were previously approved by the Board. The total number of shares that remain available for issuance under the 2022 Plan is 57,068 shares effective as of March 27, 2025, which additional reservation of shares provides us with flexibility to address future equity compensation needs. This increase is essential to attract and retain qualified employees, directors and consultants, and to align their interests with those of our stockholders.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise or issuance of outstanding options, units, warrants and rights(1):	Weighted average exercise price of outstanding options, warrants and rights(1) :	Number of securities remaining available for future issuance(1):
2022 Equity Incentive Plan:
Equity compensation plans approved by security holders	4,437	$116.07	154,392
Equity compensation plans not approved by security holders	—	—	—
Total	4,437	$116.07	154,392

(1)	Balances presented as of December 31, 2024

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

1. Overview

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

2. Components of Results of Operations

Product Revenues - net of Discounts and Rebates

We receive the majority of our product revenues from sales of our Arakoda product to resellers in the U.S. and abroad. Foreign sales to both Australia and Europe are further subject to profit sharing agreements for boxes sold to customers. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”).

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, shipping, manufacturing related costs incurred in the production process, serialization costs and inventory write-downs due to expiration.

Other Operating Revenues

Other operating revenues for the periods presented include research revenue earned from the Australian Tax Authority for research activities conducted in Australia. Beginning in the third quarter of 2024, we began to recognize research revenues associated with our new contract with the United States Army Medical Materiel Development Activity (USAMMDA) for Arakoda supply chain upgrade support. Research revenue under this contract is recognized when we incur the direct costs eligible for reimbursement, up to the maximum allowable amount.

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted R&D services and costs associated with preparation for and conducting our Babesiosis trial in 2024 and, in 2023, related to our halted COVID-19 clinical trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and expensed over the service period as the services are provided. We have also issued shares of our common stock to vendors in exchange for research and development services.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries, advertising and promotion expenses, professional services fees, such as consulting, audit, accounting and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.

Interest and Other Income (Expense), Net

Prior to the IPO, our interest expense consisted of interest accrued on our outstanding debt obligations and amortization of debt discounts and deferred issuance costs. Subsequently, interest expense is mostly limited to a single, $150,000 SBA loan. Other components of other income and expense include changes in the fair value of financial instruments, gains and losses on extinguishments of debt, and other miscellaneous income or expenses. We also earn interest income from cash invested in interest-bearing accounts, as well as cash equivalents and short-term investments consisting of certificates of deposits with original maturities ranging from three to six months.

3. Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2024	2023
Product Revenues – net of Discounts and Rebates	$607,574	$253,573
Cost of Revenues	384,765	474,550
Gross Profit (Loss)	222,809	(220,977)
Research Revenues	73,771	-
Net Revenue (Loss)	296,580	(220,977)

Operating Expenses:
Research and Development	4,986,526	691,770
General and Administrative Expenses	5,024,985	4,241,836
Total Operating Expenses	10,011,511	4,933,606

Loss from Operations	(9,714,931)	(5,154,583)

Interest Expense	(7,912)	(2,286,637)
Derivative Expense	-	(399,725)
Change in Fair Value of Derivative Liabilities	1,665,966	(37,278)
Loss on Debt Extinguishment	-	(1,231,480)
Change in Fair Value of Promissory Note	-	5,379,269
Other Income (Expense), net	101,464	(83,116)
Total Interest and Other Income (Expense), net	1,759,518	1,341,033
Loss from Operations before Provision for Income Taxes	(7,955,413)	(3,813,550)
Provision for Income Taxes (Note 9)	250	250
Net Loss including Noncontrolling Interest	(7,955,663)	(3,813,800)
Net Loss – Noncontrolling Interest	(8,556)	(48,098)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(7,947,107)	$(3,765,702)

The following table sets forth our results of operations as a percentage of revenue:

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2024	2023
Product Revenues – net of Discounts and Rebates	100.00%	100.00%
Cost of Revenues	63.33	187.15
Gross Profit (Loss)	36.67	(87.15)
Research Revenues	12.14	-
Net Revenue (Loss)	48.81	(87.15)

Operating Expenses:
Research and Development	820.73	272.81
General and Administrative Expenses	827.06	1,672.83
Total Operating Expenses	1,647.78	1,945.64

Loss from Operations	(1,598.97)	(2,032.78)

Interest Expense	(1.30)	(901.77)
Derivative Expense	-	(157.64)
Change in Fair Value of Derivative Liabilities	274.20	(14.70)
Loss on Debt Extinguishment	-	(485.65)
Change in Fair Value of Promissory Note	-	2,121.39
Other Income (Expense), net	16.70	(32.78)
Total Interest and Other Income (Expense), net	289.60	528.85
Loss from Operations before Provision for Income Taxes	(1,309.37)	(1,503.93)
Provision for Income Taxes (Note 9)	0.04	0.10
Net Loss including Noncontrolling Interest	(1,309.41)	(1,504.02)
Net Loss – Noncontrolling Interest	(1.41)	(18.97)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,308.01)%	(1,485.06)%

4. Comparison of the Years Ended December 31, 2024, and 2023

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit (Loss), and Gross Margin

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$607,574	$253,573	$354,001	139.61%
Cost of Revenues	384,765	474,550	(89,785)	(18.92)
Gross Profit (Loss)	$222,809	$(220,977)	$443,786	(200.83)%
Gross Margin %	36.67%	(87.15)%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $607,574 for the year ended December 31, 2024, as compared to $253,573 for the year ended December 31, 2023. For the year ended December 31, 2024, our U.S. pharmaceutical distributor accounted for 95% of our total net product sales and Kodatef sales to our Australian distributor accounted for 5% of total net product sales (72% and 21% for the year ended December 31, 2023, respectively). Domestic commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee that started in 2023. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the year ended December 31, 2024, discounts and rebates were $476,218 compared to $216,031 for the year ended December 31, 2023.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the year ended December 31, 2023, 1,632 boxes were sold to pharmacies and dispensaries. Sales volume increased by 214% to 5,119 boxes sold to pharmacies and dispensaries for the year ended December 31, 2024. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda for treatment of babesiosis.

Kodatef sales to our distributor Biocelect in Australia for the year ended December 31, 2024 were $30,652 ($53,718 for the year ended December 31, 2023). Sales to Biocelect are currently subject to a profit share distribution once the original transfer price has been recouped. The most recent sale of boxes to Biocelect reached profit share at the end of Q1 2024. Biocelect reported approximately 105% year-over-year growth, the equivalent of 1,850 boxes sold for the year ended December 31, 2024, compared to 903 boxes for the year ended December 31, 2023. As of December 31, 2024, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 385 boxes. While growth in Australia is similarly positive to that in the US, Biocelect has achieved that growth by competing directly with Malarone in terms of price in their market for the approved antimalarial prophylaxis indication. As of December 31, 2024, $9,444 of profit share was due to us ($0 as of December 31, 2023).

Arakoda sales volume is also showing signs of sales growth in Europe. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. For the year ended December 31, 2024, SB reported 147 boxes sold (0 for the year ended December 31, 2023). According to our distributor, this is due to greater interest in treating babesiosis.

Cost of Revenues, Gross Profit (Loss), and Gross Margin

Cost of revenues was $384,765 for the year ended December 31, 2024, as compared to $474,550 for the year ended December 31, 2023. While net product sales increased over the same periods, the decrease in cost of goods sold is primarily attributable to the fixed part of cost of goods. As the sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price. Additionally, write-downs for expired inventory were significantly higher during the year ended December 31, 2023 at $191,111, as compared to $22,046 during the year ended December 31, 2024. Due to these factors, the Gross Margin % increased significantly from (87.15%) for the year ended December 31, 2023 to 37.78% for the year ended December 31, 2024.

Other Operating Revenues

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research Revenues	$73,771	$-	$73,771	N/A

The research revenues earned by us were $73,771 for the year ended December 31, 2024, as compared to $0 for the year ended December 31, 2023. Our research revenues for the year ended December 31, 2024 primarily relate to research revenues earned from the Australian Tax Authority for research expenses conducted in Australia, and we earned $55,395 during the year ended December 31, 2024 ($0 during the year ended December 31, 2023). We did not earn research revenues from the Australian Tax Authority in 2023 due to the cancellation of our COVID-19 trial, after which we made the decision not to file for the research rebate. In 2024, we also began to recognize research revenues related to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda.

Operating Expenses

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Research and Development	$4,986,526	$691,770	$4,294,756	620.84%
General and Administrative Expenses	5,024,985	4,241,836	783,149	18.46
Total Operating Expenses	$10,011,511	$4,933,606	$5,077,905	102.92%

Research and Development

Research and development costs increased during the year ended December 31, 2024 when compared to the year ended December 31, 2023. Research and development costs incurred during the year ended December 31, 2023 consisted of initiation costs related to our Phase IIB COVID-19 clinical trial, which was later suspended in the fourth quarter of 2023. Direct COVID-19-related trial costs represent less than 1% of the total research and development costs for the year ended December 31, 2024 at $16,247 and 83% of the costs for the year ended December 31, 2023 at $574,609. During the year ended December 31, 2024, $3,225,000, or 65% of the total research and development costs, relate to share-based payments granted to two vendors in January 2023, which payments were initially deferred and capitalized. Kentucky Technology, Inc. delivered us a report on the potential development of SJ733 + tafenoquine in the second quarter of 2024 and Trevally completed the synthesis of 8.8 kilograms of castanospermine in the third quarter of 2024, resulting in $2,625,000 and $600,000, respectively, of research and development expense recognized for the year ended December 31, 2024. We also incurred $1,359,532 in costs related to our babesiosis trial for tafenoquine during the year ended December 31, 2024 ($0 during the year ended December 31, 2023).

General and Administrative Expenses

For the year ended December 31, 2024, our general and administrative expenses increased by 18.46% or $783,149 from the year ended December 31, 2023. During the year ended December 31, 2024, we recorded higher compensation expenses including $275,114 of bonus expense and $662,951 of salaries, taxes, and benefits expense, respectively (compared to $0 and $492,780 for the year ended December 31, 2023, respectively) due to certain sales and performance bonuses payable to our executives, and higher salaries due to hiring of our new Chief Commercial Officer in February 2024. Additionally, during the year ended December 31, 2024, we incurred $410,016 in legal and professional fees, $549,912 of insurance expenses, $1,019,111 of investor outreach expenses, and $433,884 of advertising and promotion expenses (up from $268,611, $304,581, $668,639, and $172,551 for the year ended December 31, 2023, respectively). These were partially offset by a significant decrease in stock-based compensation, which decreased from $528,926 for the year ended December 31, 2023 to $32,767 for the year ended December 31, 2024. The decrease is, in part, due to a decrease in the average grant date fair value of stock-based awards granted in 2024 as compared to 2023, as well as certain fully vested stock-based awards granted to our directors on the closing date of our IPO, and to our executives at the end of 2023.

Interest and Other Income (Expense), Net

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2024	2023	$ Change	% Change
Interest Expense	$(7,912)	$(2,286,637)	$2,278,725	(99.65)%
Derivative Expense	-	(399,725)	399,725	(100.00)
Change in Fair Value of Derivative Liabilities	1,665,966	(37,278)	1,703,244	(4,569.03)
Loss on Debt Extinguishment	-	(1,231,480)	1,231,480	(100.00)
Change in Fair Value of Promissory Note	-	5,379,269	(5,379,269)	(100.00)
Other Income (Expense), net	101,464	(83,116)	184,580	(222.08)
Total Interest and Other Income (Expense), net	$1,759,518	$1,341,033	$418,485	31.21%

Interest Expense

For the year ended December 31, 2024, we recognized $7,912 of interest expense ($2,286,637 for the year ended December 31, 2023). The decrease in interest expense is the result of the settlement or conversion of a majority of our outstanding debt obligations upon the closing of our IPO on July 14, 2023. Cash paid for interest was $8,772 and $179,117 for the years ended December 31, 2024 and December 31, 2023, respectively.

Derivative Expense

For the year ended December 31, 2023, we recognized $399,725 of derivative expense in connection with the raising of $555,000 in net proceeds from our bridge funding in May 2023. We record derivative expense when the initial fair value of the related derivative liabilities exceeds the cash proceeds received. We did not record derivative expense for the year ended December 31, 2024 as we did not complete any debt financing transactions during the period.

Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2024, we recognized a net gain on the change in fair value of derivative liabilities of $1,665,966 compared to a net loss of $37,278 for the year ended December 31, 2023. During the year ended December 31, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. The fair value of the contingent milestone payment is inversely related to the net present value of future investments in the Company and anticipated timing to profitability within our budget models. During the year ended December 31, 2023, derivative liabilities consisted of bridge shares, certain warrants, and embedded conversion features in our convertible notes, which were each converted or reclassified to equity upon the closing of our IPO. We use a probability-weighted expected return method or a Monte Carlo simulation model to estimate the fair value of these instruments.

Loss on Debt Extinguishment

For the year ended December 31, 2024, we did not recognize a gain or loss on debt extinguishment ($1,231,480 loss recognized during the year ended December 31, 2023). The decrease is related, in part to the conversion of the cumulative outstanding debt pursuant to the Knight Debt Conversion Agreement in January 2023, which was accounted for as a debt extinguishment, as well as losses recognized upon extinguishment of our interim bridge financing notes, all of which were settled or converted upon our IPO in July 2023. The net amount for the year ended December 31, 2023 was partially offset by a debt extinguishment gain of $223,077 recognized on conversion of the Xu Yu promissory note on the date of our IPO.

Change in Fair Value of Promissory Note

For the year ended December 31, 2023, we recognized a net gain of $5,379,269 related to the change in the fair value of the Convertible Knight Loan, which was held at fair value beginning on the modification date in January 2023. The gain relates to the mark to market adjustment recognized immediately prior to the automatic conversion of the outstanding debt obligation into our equity shares upon the closing of our IPO. We no longer have any debt obligations measured at fair value on a recurring basis, hence we recorded a $0 change in fair value for the year ended December 31, 2024.

Other Income (Expense), net

For the year ended December 31, 2024, we recognized $101,464 in other income compared to $83,116 in other expense for the year ended December 31, 2023. As a result of the IPO as well as additional equity financing transactions completed in 2024, we have earned higher interest income from investing certain cash proceeds in interest-bearing accounts and short-term certificates of deposit. We recognized interest income of $103,299 during the year ended December 31, 2024 ($19,985 during the year ended December 31, 2023). Additionally, during the year ended December 31, 2024, we recognized $10,789 in service revenue in association with the final payment from the USAMMDA for storing Arakoda purchases ($0 for the year ended December 31, 2023), upon the final resolution of storage fees payable from the USAMMDA under the original development contract entered into in 2014. As the development contract ended on August 31, 2022, additional storage revenue is not expected in the near future. Other expense during the year ended December 31, 2023, was primarily related to net foreign exchange transaction losses as well as a one-time write off of an uncollectible receivable from our 3PL for an uninvoiced return of $48,236.

5. Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $1,659,353 ($2,142,485 as of December 31, 2023). For the year ended December 31, 2024 and 2023, our net cash used in operating activities was $5,648,088 and $4,542,910, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $1.9 million received under the ATM Agreement, an additional $5.127 million in cumulative net proceeds received from the September, 2024 Private Placement and 2025 offerings, and recent growth in Arakoda sales, we estimate that we will have sufficient funds to remain viable through August 31, 2025, excluding the additional costs of conducting the expanded access study for chronic babesiosis patients (currently being planned), and assuming no additional capital raises. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

In their audit report for the fiscal year ended December 31, 2024, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. The audited consolidated financial statements for the years ended December 31, 2024, and December 31, 2023, respectively, included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern.

Our future results are subject to substantial risks and uncertainties. Since our inception, we have not demonstrated the ability to generate enough revenues to date to cover operating expenses and we have accumulated losses to date. To date, we have funded our operations primarily with proceeds from sales of common stock and warrants for the purchase of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

Continuation as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and achieve gross profitability from our single marketed product. To achieve profitability, we expect we will need to raise additional capital to fund our activities relating to commercial support for our existing product and any future clinical research trials and operating activities. However, there can be no assurance that we will ever achieve or maintain profitability. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued.

We plan to fund our operations through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a subsequent offering until such a time as the business achieves profitability or a business combination may be achieved. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are favorable to us. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

As such, we have concluded that such plans do not alleviate the substantial doubt about our ability to continue as a going concern for one year from the date the accompanying financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business, and do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$3,621	$6,799	$139,580
Interest obligations on the debt arrangements	104,797	8,772	13,923	10,746	71,356
Accounts payable and accrued expenses	1,007,618	1,007,618	-	-	-
Total	$1,262,415	$1,016,390	$17,544	$17,545	$210,936

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the achievement of certain milestones. These contingent milestones may or may not be achieved. We have not included any of these amounts in the table above as we cannot estimate or predict when, or if, these amounts will become due.

Cash Flows

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(5,648,088)	$(4,542,910)	$(1,105,178)	24.33%
Investing Activities	(1,889,114)	(115,888)	(1,773,226)	1,530.12
Financing Activities	7,053,571	6,474,565	579,006	8.94
Effect of Foreign Currency Translation on Cash Flow	499	61,853	(61,354)	(99.19)
Net (Decrease) Increase in Cash and Cash Equivalents	$(483,132)	$1,877,620	$(2,360,752)	(125.73)%

Cash Used in Operating Activities

Net cash used in operating activities was $5,648,088 for the year ended December 31, 2024, as compared to $4,542,910 for the year ended December 31, 2023. Our net cash used in operating activities increased, in part due to higher general and administrative expenses of $5,024,985 for the year ended December 31, 2024 ($4,241,836 for the year ended December 31, 2023) primarily due to higher cash compensation and related expenses, legal and professional fees, insurance expenses, investor outreach expenses, and advertising and promotion expenses, as discussed above. In addition, we incurred $1,304,183 in costs related to our planned babesiosis trial for tafenoquine during the year ended December 31, 2024 ($0 during the year ended December 31, 2023).

Cash Used in Investing Activities

Net cash used in investing activities was $1,889,114 for the year ended December 31, 2024, as compared to $115,888 for the year ended December 31, 2023. The increase in cash used in investing activities is primarily driven by purchases of short-term certificates of deposit for a total cost of $1,708,000 during the year ended December 31, 2024 ($0 during the year ended December 31, 2023), purchased for the purposes of earning interest income. Additionally, purchases of computer and lab equipment totaled $103,773 during the year ended December 31, 2024 ($57,623 during the year ended December 31, 2023), and capitalized website development costs and patent costs totaled $25,374 and $51,967, respectively, for the year ended December 31, 2024 ($18,283 and $39,982 for the year ended December 31, 2023, respectively).

Cash Provided by Financing Activities

Net cash provided by financing activities was $7,053,571 for the year ended December 31, 2024, as compared to $6,474,565 for the year ended December 31, 2023. The increase in net cash provided by financing activities is primarily attributable to (i) net proceeds of $1,914,513 received for the sale of common stock and warrants in January 2024, (ii) net proceeds of $1,790,670 from the sale of common stock pursuant to the At-the-Market Sales Agreement in July and August 2024, and (iii) $3,439,502 received from the sale of warrants in our Private Placement offering that closed in September 2024, in each case partially offset by payment of deferred offering costs. Cash provided by financing activities for the year ended December 31, 2023 related to net proceeds of $6,454,325 generated from our IPO, which closed on July 14, 2023, as well as $1,131,771 received from the exercise of warrants, but partially offset by repayments of certain of our outstanding debt obligations in July 2023.

Effect of Foreign Currency Translation on Cash Flow

Our foreign operations were small relative to U.S. operations for the years ended December 31, 2024 and December 31, 2023, thus effects of foreign currency translation have been minor.

6. Critical Accounting Policies, Significant Judgments, and Use of Estimates

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC Topic No. 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration we expect to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied. As part of the accounting for these arrangements, we may be required to make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Revenues from product sales are recorded at the net sales price, or “transaction price,” which may include estimates of variable consideration that result from product returns. We determine the amount of variable consideration by using either the expected value method or the most-likely-amount method. We include the unconstrained amount of estimated variable consideration in the transaction price, which reflects the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. Reserves are established for the estimates of variable consideration based on the amounts we expect to be earned or to be claimed on the related sales.

We record U.S. commercial revenues as a receivable when our American distributor transfers shipped product to their title model for 60P. Foreign sales to both Australia and Europe are recognized as a receivable at the point product is shipped to distributor. The shipments to Australia and Europe are further subject to profit sharing agreements for boxes sold to customers.

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

Share-Based Payments

We account for share-based payments in accordance with ASC Subtopic 718, Compensation - Stock Compensation (“ASC 718”). We measure compensation for all share-based payment awards granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The grant date is determined based on the date when a mutual understanding of the key terms of the share-based awards is established. We account for forfeitures as they occur.

We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions, including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends and the expected term of the option. Due to the lack of a public market for our common stock prior to the IPO and lack of company-specific historical implied volatility data, we base our computations of expected volatility on the historical volatility of a representative group of public companies with similar characteristics of the Company, including stage of development and industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. We generally use the simplified method as prescribed by the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, to estimate the expected term for stock options, whereby, the expected term equals the midpoint of the weighted average remaining time to vest, vesting period and the contractual term of the options due to our lack of historical exercise data. For certain options granted out-of-the-money, our best estimate of the expected term is the contractual term of the award. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The assumptions used in calculating the fair value of share-based awards represent our best estimates and involve inherent uncertainties and the application of significant judgment.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments initially qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of December 31, 2024, our derivative financial instruments consist of contingent payment arrangements.

We analyze all financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. We use a Monte Carlo simulation model or a probability-weighted expected return method to determine the fair value of these instruments.

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

Recent Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Update (“ASUs”) to amend the authoritative literature in the ASC. We regularly evaluate new ASUs to determine the impact that these pronouncements may have on our consolidated financial statements. Other than the pronouncements listed below, management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to our consolidated financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and segment profit or loss. ASU 2023-07 also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new required disclosures under the ASU. We adopted ASU 2023-07 on a retrospective basis for the 2024 annual period, and for interim periods beginning in 2025. The impact is limited to our financial statement disclosures, which are presented in Note 2 to the accompanying consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that ASU 2023-09 will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which applies to all public business entities that file financial statements with the SEC. The amendments in this ASU require public business entities to disclose on an annual and interim basis, disaggregated information about certain income statement expense line items. The new standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

60 Degrees Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 60 Degrees Pharmaceuticals, Inc. and subsidiary (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

PCAOB ID Number 587 We have served as the Company’s auditor since 2022.

Las Vegas, Nevada

March 27, 2025

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS:
Current Assets:
Cash and Cash Equivalents	$1,659,353	$2,142,485
Accounts Receivable	486,748	231,332
Prepaid and Other Assets	1,068,940	4,402,602
Short-Term Investments	1,728,472	-
Inventory (Note 3)	442,764	466,169
Total Current Assets	5,386,277	7,242,588
Property and Equipment, net (Note 4)	149,808	57,761
Other Assets:
Right of Use Asset (Note 11)	-	13,517
Long-Term Prepaid Expense	66,176	242,647
Intangible Assets, net (Note 5)	157,084	227,258
Total Other Assets	223,260	483,422
Total Assets	$5,759,345	$7,783,771
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,007,618	$506,206
Lease Liability (Note 11)	-	13,650
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	640,830	2,306,796
Total Current Liabilities	1,657,220	2,835,424
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	147,119	150,251
Total Long-Term Liabilities	147,119	150,251
Total Liabilities	1,804,339	2,985,675
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 78,803 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively (Note 6)	9,567,439	9,858,040
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 566,908 and 96,847 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively(1) (Note 6)	57	10
Additional Paid-in Capital(1)	34,860,590	27,457,373
Accumulated Other Comprehensive Income	135,471	135,561
Accumulated Deficit	(40,527,957)	(32,580,850)
60P Shareholders’ Equity:	4,035,600	4,870,134
Noncontrolling Interest	(80,594)	(72,038)
Total Shareholders’ Equity	3,955,006	4,798,096
Total Liabilities and Shareholders’ Equity	$5,759,345	$7,783,771

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024 and the 1:5 reverse stock split on February 24, 2025.

See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
Product Revenues – net of Discounts and Rebates	$607,574	$253,573
Cost of Revenues	384,765	474,550
Gross Profit (Loss)	222,809	(220,977)
Research Revenues	73,771	-
Net Revenue (Loss)	296,580	(220,977)

Operating Expenses:
Research and Development	4,986,526	691,770
General and Administrative Expenses	5,024,985	4,241,836
Total Operating Expenses	10,011,511	4,933,606

Loss from Operations	(9,714,931)	(5,154,583)

Interest Expense	(7,912)	(2,286,637)
Derivative Expense	-	(399,725)
Change in Fair Value of Derivative Liabilities	1,665,966	(37,278)
Loss on Debt Extinguishment	-	(1,231,480)
Change in Fair Value of Promissory Note	-	5,379,269
Other Income (Expense), net	101,464	(83,116)
Total Interest and Other Income (Expense), net	1,759,518	1,341,033
Loss from Operations before Provision for Income Taxes	(7,955,413)	(3,813,550)
Provision for Income Taxes (Note 9)	250	250
Net Loss including Noncontrolling Interest	(7,955,663)	(3,813,800)
Net Loss – Noncontrolling Interest	(8,556)	(48,098)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(7,947,107)	(3,765,702)

Comprehensive Loss:
Net Loss	(7,955,663)	(3,813,800)
Unrealized Foreign Currency Translation (Loss) Gain	(90)	61,853
Total Comprehensive Loss	(7,955,753)	(3,751,947)

Net Loss – Noncontrolling Interest	(8,556)	(48,098)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(7,947,197)	(3,703,849)

Cumulative Dividends on Series A Preferred Stock	(483,301)	(220,714)
Net Loss - attributed to common stockholders	$(8,430,498)	$(3,924,563)

Net Loss per Common Share:
Basic and Diluted	$(18.55)	$(59.18)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	454,582	66,314

See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Year Ended December 31, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable	Noncontrolling Interest on	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	Equity
Balance—December 31, 2023	78,803	$9,858,040	96,847	$10	$27,457,373	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs (Note 6)	-	-	87,683	9	1,898,287	-	-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	211,163	21	10,942	-	-	10,963	-	10,963
Issuance of shares for RSUs	-	-	4,270	-	-	-		-	-	-
Voluntary return of shares issued to vendor for services	-	-	(2,000)	-	-	-	-	-	-	-
Voluntary conversion of Series A Preferred Stock into common stock	(2,323)	(290,601)	14,667	1	290,600	-	-	-	-	-
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs of $264,774	-	-	135,568	14	1,729,796	-	-	1,729,810	-	1,729,810
Issuance of warrants in Private Placement, net of offering costs paid at closing and deferred offering costs of $582,600	-	-	-	-	3,414,502	-	-	3,414,502	-	3,414,502
Issuance of common stock for fractional shares pursuant to Reverse Stock Split rounding adjustment	-	-	18,710	2	(2)	-	-	-	-	-
Share-based compensation to vendors for services	-	-	-	-	26,325	-	-	26,325	-	26,325
Share-based compensation expense	-	-	-	-	32,767	-	-	32,767	-	32,767
Net foreign translation loss	-	-	-	-	-	-	(90)	(90)	-	(90)
Net loss	-	-	-	-	-	(7,947,107)	-	(7,947,107)	(8,556)	(7,955,663)
Balance—December 31, 2024	76,480	$9,567,439	566,908	$57	$34,860,590	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006

	For the Year Ended December 31, 2023
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity (Deficit) Attributable	Noncontrolling Interest on	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	(Deficit)
Balance—December 31, 2022	-	$-	39,768	$4	$5,164,696	$(28,815,148)	$73,708	$(23,576,740)	$(572,320)	$(24,149,060)
Cancellation of common stock	-	-	(24,186)	(2)	2	-	-	-	-	-
Share-based compensation to vendors for services	-	-	24,717	3	5,683,053	-	-	5,683,056	-	5,683,056
Conversion of debt into common stock upon initial public offering	-	-	28,460	3	7,989,595	-	-	7,989,598	-	7,989,598
Conversion of debt into Series A Preferred Stock upon initial public offering	80,965	10,128,500	-	-	-	-	-	10,128,500	-	10,128,500
Reclassification of liability-classified warrants to equity-classified	-	-	-	-	838,748	-	-	838,748	-	838,748
Issuance of common stock pursuant to IPO, net of underwriting discounts, commissions, and deferred offering costs of $1,266,740	-	-	23,585	2	6,235,274	-	-	6,235,276	-	6,235,276
Issuance of common stock upon exercise of warrants	-	-	3,075	-	1,131,771	-	-	1,131,771	-	1,131,771
Voluntary conversion of Series A Preferred Stock into common stock	(2,162)	(270,460)	760	-	270,460	-	-	-	-	-
Share-based compensation under 2022 Equity Incentive Plan	-	-	668	-	528,926	-	-	528,926	-	528,926
Contribution from noncontrolling interest	-	-	-	-	(548,380)	-	-	(548,380)	548,380	-
Deemed capital contribution for related party compensation expense (Note 11)					163,228	-	-	163,228		163,228
Net foreign translation gain	-	-	-	-	-	-	61,853	61,853	-	61,853
Net loss	-	-	-	-	-	(3,765,702)	-	(3,765,702)	(48,098)	(3,813,800)
Balance—December 31, 2023	78,803	$9,858,040	96,847	$10	$27,457,373	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096

(1)	Periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024 and the 1:5 reverse stock split on February 24, 2025.

See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

 60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,955,663)	$(3,813,800)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	11,726	21,162
Amortization	38,502	29,157
Amortization of Debt Discount	-	669,148
Amortization of ROU Asset	13,517	50,053
Amortization of Note Issuance Costs	-	67,728
Amortization of Capitalized Share-Based Payments	3,575,881	994,643
Share-Based Compensation to Vendors for Services	-	212,605
Share-Based Compensation under Equity Incentive Plan	32,767	528,926
Deemed Capital Contribution for Related Party Compensation Expense (Note 10)		163,228
Loss on Debt Extinguishment	-	1,231,480
Change in Fair Value of Derivative Liabilities	(1,665,966)	37,278
Derivative Expense	-	399,725
Change in Fair Value of Promissory Note	-	(5,379,269)
Write-offs of Capitalized Patents	108,424	-
Inventory Reserve	-	(160,338)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(255,416)	(185,367)
Prepaid and Other Assets	(39,423)	(522,370)
Inventory	23,405	212,747
Accounts Payable and Accrued Liabilities	501,412	(214,734)
Accrued Interest, net	(23,604)	1,265,361
Reduction of Lease Liability	(13,650)	(50,273)
Deferred Compensation	-	(100,000)
Net Cash Used in Operating Activities	(5,648,088)	(4,542,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(51,967)	(39,982)
Purchases of Fixed Assets	(103,773)	(57,623)
Acquisition of Intangibles	(25,374)	(18,283)
Purchase of Short-Term Investments	(1,708,000)	-
Net Cash Used in Investing Activities	(1,889,114)	(115,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	1,898,296	-
Proceeds from IPO and Over-Allotment, net of underwriting discounts, commissions, and deferred offering costs paid in 2023 of $1,198,111	-	6,303,905
Proceeds from ATM Offering, net of offering costs paid at closing and deferred offering costs of $264,774	1,729,810	-
Proceeds from Private Placement, net of offering costs paid at closing and deferred offering costs of $582,600	3,414,502	-
Proceeds from Exercise of Warrants	-	1,131,771
Proceeds from Exercise of Pre-Funded Warrants	10,963	-
Proceeds from Notes Payable	-	650,000
Repayment of Notes Payable	-	(1,611,111)
Proceeds from Advances - Related Party	-	250,000
Repayment of Related Party Advances	-	(250,000)
Net Cash Provided by Financing Activities	7,053,571	6,474,565

Effect of Exchange Rate Changes on Cash	499	61,853

Change in Cash and Cash Equivalents	(483,132)	1,877,620
Cash and Cash Equivalents—Beginning of Period	2,142,485	264,865
Cash and Cash Equivalents—End of Period	$1,659,353	$2,142,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid During the Year for Interest	$8,772	$179,117
Cash paid During the Year for Income Taxes	$2,000	$1,000

NONCASH INVESTING/FINANCING ACTIVITIES
Conversion of Debt into Common Stock	$-	$7,989,598
Conversion of Debt into Series A Preferred Stock	$-	$10,128,500
Conversion of Series A Preferred Stock into Common Stock	$290,601	$270,460
Capitalized Share-Based Payments to Vendors	$26,325	$4,916,555
Fair Value of Warrants Issued to Underwriters	$71,364	$301,416
Reclassification of Liability-classified Warrants to Equity-classified	$-	$838,748
Additions to ROU Assets for Lease Renewal	$-	$50,922
Additions to Lease Liabilities for Lease Renewal	$-	$50,570
Debt Discount Recorded in Connection with Derivative Liabilities	$-	$650,000
Stock Issued for Payment of Deferred Compensation	$-	$520,000
Stock Issued for Acquisition of Intangibles	$-	$33,895

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

Initial Public Offering

On July 14, 2023, the Company closed its initial public offering consisting of 23,585 units at a price of $318.00 per unit for $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated offering expenses paid by the Company at closing (the “IPO”). Each unit consisted of one share of common stock, one tradeable warrant to purchase one share of common stock at an exercise price of $365.70 per share (a “Tradeable Warrant”), and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $381.60 per share (a “Non-tradeable Warrant”). The Tradeable Warrants and Non-Tradeable Warrants were immediately exercisable on the date of issuance and will expire five years from the date of issuance (July 12, 2023 to July 12, 2028).

The Company granted the underwriters a 45-day over-allotment option to purchase up to 3,538 shares of the Company’s common stock at a price of $316.80 per share and/or 3,538 Tradeable Warrants at a price of $0.60 per Tradeable Warrant and/or 3,538 Non-tradeable Warrants at $0.60 per Non-tradeable Warrant, or any combination thereof (the “IPO Over-Allotment”). On July 13, 2023, the underwriters partially exercised the Over-Allotment and purchased an additional 1,678 Tradeable Warrants and 1,678 Non-tradeable Warrants. The Company also issued to the underwriters warrants to purchase 1,416 shares of the Company’s common stock, at an exercise price of $349.80 per share, equal to 110% of the offering price per unit (the “IPO Representative Warrants”). The IPO Representative Warrants are exercisable for a period of five years from the date of issuance (July 14, 2023 to July 14, 2028).

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At December 31, 2024, the Company had cash and cash equivalents totaling $1,659,353, as compared to cash and cash equivalents totaling $2,142,485 at December 31, 2023. During the year ended December 31, 2024, the Company used cash of $5,648,088 in its operating activities ($4,542,910 during the year ended December 31, 2023). The Company’s capital commitments over the next twelve months include interest payments on the Company’s debt arrangements of $8,772 and $1,007,618 to satisfy accounts payable and accrued expenses.

To date, the Company has funded its operations primarily with proceeds from sales of common stock and warrants for the purchase of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

Continuation as a going concern is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and achieve gross profitability from the Company’s single marketed product. To achieve profitability, the Company expects it will need to raise additional capital to fund its activities relating to commercial support for its existing product and any future clinical research trials and operating activities. However, there can be no assurance that it will ever achieve or maintain profitability. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date these financial statements are issued.

Management plans to fund operations of the Company through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a subsequent offering until such a time as the business achieves profitability or a business combination may be achieved. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are favorable to the Company. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises funds through collaborations, or other similar arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company and/or may reduce the value of its common stock. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market its product candidates even if the Company would otherwise prefer to develop and market such product candidates itself.

As such, management concluded that such plans do not alleviate the substantial doubt about the ability of the Company to continue as a going concern for one year from the date these financial statements are issued.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business, and do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On August 2, 2023, Geoffrey Dow assigned his interest in 60P Australia Pty Ltd, of 904,436 common shares of 60P Australia Ltd, to the Company for no consideration, thereby increasing the proportional ownership of 60P, Inc. in 60P Australia Pty Ltd from 87.53% to 96.61%. The purpose of this assignment was to eliminate the related party conflict associated with Geoffrey Dow’s ultimate beneficial ownership in 60P Australia Pty Ltd being greater than that of other 60P, Inc. shareholders. The increase in the Company’s proportional interest is reflected as a Contribution from Noncontrolling Interest in the Consolidated Statements of Shareholders’ Equity.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Noncontrolling Interest in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those estimates may be material. Significant estimates include the reserve for inventory, the fair value of derivative liabilities, and stock-based compensation.

Reverse Stock Splits

Following stockholder approval in July 2024, the Company effected a reverse stock split at a ratio of 1:12 (the “1:12 Reverse Stock Split”), which was effective as of August 12, 2024. Following stockholder approval in November 2024, the Company effected an additional reverse stock split at a ratio of 1:5 (the “1:5 Reverse Stock Split”, and together with the 1:12 Reverse Stock Split, the “Reverse Stock Splits”), which was effective as of February 24, 2025 (See Note 12 – Subsequent Events).

Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable, in accordance with the terms of the instruments. Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated financial statements have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Based on the Company’s history there has been no need to make a recording to Allowance for Doubtful Accounts. Most of the Company’s revenue has been earned via government contracts, an Australian pharmaceutical distributor and a large American pharmaceutical distributor. There was no allowance as of December 31, 2024 and December 31, 2023. As the Company continues to engage with smaller distributors, it will continue to analyze whether an allowance should be established. As of December 31, 2024, the U.S. pharmaceutical distributor accounted for 95% of the accounts receivable balance (79% as of December 31, 2023) and the U.S. government accounted for none of the outstanding accounts receivable balance (13% as of December 31, 2023).

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs that have been incurred in bringing the inventories to their present location and condition. The Company uses the Specific Identification method per lot. A box price is calculated per lot number and sales are recognized by their lot number.

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to Cost of Revenues in the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2024, write-downs for expired inventory totaled $22,046 ($191,111 for the year ended December 31, 2023).

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

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company monitors for potential indicators of a trigger event for asset impairment, including whether there is an adverse change in the extent or manner in which an asset is being used or its physical condition. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a location level. Assets are reviewed using factors including, but not limited to, future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to the assets, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of the assets does not exceed the carrying value of the assets, full or partial impairment may exist. If the asset’s carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined using an income approach, which requires discounting the estimated future cash flows associated with the asset.

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

Gain or Loss on Debt Extinguishment

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

Derivative Liabilities

The Company assesses the classification of its derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments initially qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of December 31, 2024, the Company’s derivative financial instruments consist of contingent payment arrangements.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. The Company uses a Monte Carlo simulation model or a probability-weighted expected return method to determine the fair value of these instruments.

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

Equity-Classified Warrants

As of December 31, 2024, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

IPO and Over-Allotment

The Over-Allotment option granted to the underwriters in connection with the IPO was evaluated in accordance with the guidance in ASC 480 and ASC 815 and was determined to meet all of the criteria for equity classification. The Company allocated the proceeds from the sale of the IPO units (net of offering costs paid at closing and deferred offering costs incurred prior to the IPO) between the common stock, the Tradeable Warrants, the Non-tradeable Warrants, and the Over-Allotment, using the relative fair value method.

Original Issue Discount (“OID”)

For certain notes issued, the Company may from time to time provide the debt holder with an original issue discount. The original issue discount, if any, is recorded as a debt discount and is amortized to interest expense using the effective interest method over the life of the debt in the Consolidated Statements of Operations and Comprehensive Loss.

Debt Issuance Costs

Debt issuance costs paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations and Comprehensive Loss, with the exception of certain debt for which we elect the fair value option. Debt issuance costs associated with debt for which the fair value option is elected are expensed as incurred.

Income Taxes

60 Degrees Pharmaceuticals, Inc. is a corporation for U.S. Federal and state income tax purposes. The tax years that remain subject to examination by major tax jurisdictions include the years ended December 31, 2021, 2022, 2023, and 2024. 60P Australia Pty Ltd. is subject to taxation by the Australian Taxation Office.

Management assesses, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. On the basis of this evaluation, the Company has determined that it is not more likely than not that the Company will recognize the benefits of its net deferred tax assets, and, as a result, a full valuation allowance has been recorded against its net deferred tax assets as of December 31, 2024 and December 31, 2023.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changes in facts and circumstances, such as the outcome of tax examinations. As of December 31, 2024 and December 31, 2023, no reserves for uncertain tax positions have been established.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024 and 2023, the Company did not recognize interest and penalties related to unrecognized tax benefits.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At December 31, 2024, significant customers represented 95% of receivables (consisting of three customers and one significant customer) and 95% of total net product revenues (consisting of three customers and one significant customer). At December 31, 2023, significant customers represented 92% of receivables (consisting of three customers and two significant customers at 79% and 13%, respectively) and 93% of total net product revenues (consisting of two significant customers at 72% and 21%, respectively).

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

Segment Information

Since its inception, the Company operates and manages its business as a single identifiable segment, focused on the development and marketing of new medicines for the treatment and prevention of infectious diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”).

The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net income or loss for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The significant components of consolidated net income or loss regularly provided to the CODM include net product revenues and the significant expense categories presented in the accompanying Consolidated Statements of Operations and Comprehensive Loss (cost of revenues, research and development, and general and administrative expenses). These are presented at the consolidated level and used by the CODM to monitor budgeted versus actual results to make key operating decisions. The information and operating expense categories presented in the accompanying Consolidated Statements of Operations and Comprehensive Loss are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the Consolidated Balance Sheets. Total consolidated cash and cash equivalents and short-term investments were $3,387,825 and $2,142,485 as of December 31, 2024 and December 31, 2023, respectively.

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

Revenues from product sales are recorded at the net sales price, or “transaction price,” which may include estimates of variable consideration that result from product returns. The Company determines the amount of variable consideration by using either the expected value method or the most-likely-amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price, which reflects the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. Reserves are established for the estimates of variable consideration based on the amounts the Company expects to be earned or to be claimed on the related sales.

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

The Company recorded $4,986,526 in research and development costs during the year ended December 31, 2024 ($691,770 for the year ended December 31, 2023). The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation – Stock Compensation. See Note 10 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at December 31, 2024, and December 31, 2023 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$640,830	$640,830
Total	$-	$-	$640,830	$640,830

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$2,306,796	$2,306,796
Total	$-	$-	$2,306,796	$2,306,796

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented. However, certain liabilities measured at fair value and using Level 3 inputs were extinguished during the year ended December 31, 2023. A rollforward of liabilities measured at fair value using Level 3 inputs outstanding during the years ended December 31, 2024 and 2023 are presented in Notes 7 (Debt) and 8 (Derivative Liabilities).

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company’s non-financial assets, including Intangible Assets and Property and Equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of December 31, 2024 and 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash, accounts receivable, accounts payable, and accrued expenses) approximate their fair value due to the short-term nature of such instruments. Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of December 31, 2024. The Company did not have any investments in certificates of deposit as of December 31, 2023.

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

For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s foreign operations are mostly translated at exchange rates prevailing on the reporting date. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuate significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized as a component of other comprehensive income (loss) as Unrealized Foreign Currency Translation Gain or Loss.

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Year Ended December 31,		As of
Currency	2024	2023	December 31, 2024	December 31, 2023
1 AUD =	0.66 USD	0.66 USD	0.62 USD	0.68 USD

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated results of operations and comprehensive loss, shareholders’ equity, or cash flows.

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

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions, including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends and the expected term of the option. Due to the lack of a public market for the Company’s common stock prior to the IPO and lack of company-specific historical implied volatility data, the Company has based its computations of expected volatility on the historical volatility of a representative group of public companies with similar characteristics of the Company, including stage of development and industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company generally uses the simplified method as prescribed by the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, to estimate the expected term for stock options, whereby, the expected term equals the midpoint of the weighted average remaining time to vest, vesting period and the contractual term of the options due to its lack of historical exercise data. For certain options granted out-of-the-money, the Company’s best estimate of the expected term is the contractual term of the award. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of significant judgment.

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

Net Loss per Common Share

Net Loss per Common Share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period. The Company has included the Pre-Funded Warrants issued in January 2024 and September 2024 (See Note 6) in its computation of basic and diluted net loss per share due to their nominal exercise prices. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as an addition to net loss in determining basic and diluted net loss attributable to common stockholders.

As the Company has reported a net loss for all periods presented, the calculation of diluted net loss per common share is the same as basic net loss per common share for those periods.

As a result of the Reverse Stock Splits, which were effective as of August 12, 2024 at a ratio of 1:12 and February 24, 2025 at a ratio of 1:5, all shares of outstanding common stock and net loss per common share calculations have been retroactively adjusted for all periods presented.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through March 27, 2025, which is the date the financial statements were issued. See Note 12.

Recently Adopted and Issued Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. The Company regularly evaluates new ASUs to determine the impact that these pronouncements may have on the consolidated financial statements. Other than the pronouncements listed below, the Company believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company’s consolidated financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and segment profit or loss. ASU 2023-07 also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new required disclosures under the ASU. The Company adopted ASU 2023-07 on a retrospective basis for the 2024 annual period, and for interim periods beginning in 2025. The impact is limited to the Company’s financial statement disclosures, which are presented in the Segment Information section above.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which applies to all public business entities that file financial statements with the SEC. The amendments in this ASU require public business entities to disclose on an annual and interim basis, disaggregated information about certain income statement expense line items. The new standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statement disclosures.

3. INVENTORY

Inventory consists of the following major classes:

	December 31, 2024	December 31, 2023
Work in Process	$284,883	$278,987
Finished Goods	157,881	187,182
Inventory	$442,764	$466,169

4. PROPERTY AND EQUIPMENT

As of December 31, 2024 and 2023, Property and Equipment, net consists of:

	December 31,	December 31,
	2024	2023
Lab Equipment	$233,411	$132,911
Machinery	55,800	55,800
Computer Equipment	7,000	14,084
Furniture	3,030	3,030
Property and Equipment, at cost	299,241	205,825
Accumulated Depreciation	(149,433)	(148,064)
Property and Equipment, Net	$149,808	$57,761

Machinery of $55,800 has not yet been placed into service and therefore depreciation has not commenced as of December 31, 2024. Depreciation expenses for the years ended December 31, 2024 and 2023 were in the amount of $11,726 and $21,162, respectively.

5. INTANGIBLE ASSETS

As of December 31, 2024 and 2023, Intangible Assets, net consist of:

	December 31, 2024	December 31, 2023
Patents	$127,603	$185,595
Website Development Costs	104,622	79,248
Intangible Assets, at cost	232,225	264,843
Accumulated Amortization	(75,141)	(37,585)
Intangible Assets, net	$157,084	$227,258

During the years ended December 31, 2024 and 2023, the Company capitalized website development-related costs of $25,374 and $52,178, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com. Amortization expense for the years ended December 31, 2024, and 2023 was in the amount of $38,502 and $29,157, respectively.

The following table summarizes the estimated future amortization expense for our patents and website development costs as of December 31, 2024:

Period	Patents	Website Development Costs
2025	$6,810	$31,761
2026	6,810	12,432
2027	6,810	3,094
2028	6,810	-
2029	6,810	-
Thereafter	35,953	-
Total	$70,003	$47,287

The Company additionally has $40,172 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of December 31, 2024, 566,908 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

Following stockholder approval in July 2024, on July 30, 2024, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:12 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of August 12, 2024. As of the effective time of the 1:12 Reverse Stock Split, every twelve (12) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares (not including the effects of the 1:5 Reverse Stock Split discussed below). No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. The Company issued an additional 18,710 shares of common stock on August 19, 2024 for rounding due to fractional shares (93,563 not including the effects of the 1:5 Reverse Stock Split discussed below).

Following stockholder approval in November 2024, on February 18, 2025, the Company filed an additional Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:5 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of February 24, 2025. As of the effective time of the 1:5 Reverse Stock Split, every five (5) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 7,364,554 shares to 1,472,891 shares. No fractional shares of common stock were issued in connection with the 1:5 Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. See Note 12 - Subsequent Events.

The Reverse Stock Splits did not change the authorized number of shares of common stock or preferred stock, the par value of the common stock, or the number of issued and outstanding shares of Series A Preferred Stock. All references to numbers of shares of the Company’s common stock and per share information in these consolidated financial statements have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Common Stock

In January and March 2023, the Board of Directors, with the consent of Tyrone Miller and Geoffrey S. Dow, respectively, approved resolutions to cancel an aggregate of 3,203 shares of common stock issued to Tyrone Miller and 20,983 shares of common stock issued to the Geoffrey S. Dow Revocable Trust to allow the Company to issue new shares to vendors in exchange for valuable services to be provided for use in the Company’s operations. In January and March 2023, the Company issued a total of 24,053 shares of common stock to certain vendors as payment for services rendered or to be provided to the Company.

In connection with the closing of the Company’s IPO as discussed in Note 1, the Company issued common stock as follows:

●	As a result of the effectiveness of the Registration Statement on July 11, 2023, the Company issued a total of 668 restricted shares of common stock to the following directors and in the amounts listed: (i) Stephen Toovey (167 restricted shares of common stock), (ii) Charles Allen (167 restricted shares of common stock), (iii) Paul Field (167 restricted shares of common stock) and (iv) Cheryl Xu (167 restricted shares of common stock), by virtue of the directors’ agreements discussed in Note 11.

●	On July 14, 2023, the IPO closed, and the Company issued 23,585 shares of common stock from the sale of units at a price of $318.00 per unit, generating $6,454,325 in net proceeds, after deducting the underwriting discount and commission and other estimated IPO expenses. As a result of the completion of the IPO and as required under the terms of the respective agreements, on July 14, 2023:

o	The Company issued an aggregate of 28,460 shares of common stock upon conversion of the Company’s outstanding debt obligations as follows: (i) 6,404 shares issued to the holders of the 2022 and 2023 Bridge Notes and the Related Party Notes, (ii) 3,583 shares issued pursuant to the Xu Yu Note, including the Amendment, and (iii) 18,473 shares issued to Knight upon conversion of the principal amount of the Convertible Knight Loan, in each case at the conversion prices detailed in Note 8.

o	The Company issued 488 shares of common stock to BioIntelect as deferred equity compensation valued in the amount of $155,000.

In July 2023, the Company issued an aggregate of 3,075 shares of common stock upon the exercise of (i) 525 Bridge Warrants (as defined below), (ii) 1,000 Non-tradeable Warrants, and (iii) 1,550 Tradeable Warrants.

On July 25, 2023, the Company converted 2,162 shares of Series A Preferred Stock held by Knight into 760 shares of common stock.

On December 28, 2023, the Company issued 176 shares of common stock to Red Chip as deferred equity compensation valued in the amount of $40,000 based on the 30-day average price of the publicly traded common shares after the IPO, as required by the terms of the investment relations consulting agreement signed in March 2023.

On January 29, 2024, the Company, entered into an Underwriting Agreement with WallachBeth Capital LLC, relating to the Company’s public offering (the “January 2024 Offering”) of 87,682 units at an offering price of $23.10 per unit and 16,652 pre-funded units at an offering price of $22.50 per pre-funded unit. Each unit consisted of one share of common stock and one warrant exercisable for one share of common stock (the “January 2024 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “January 2024 Pre-Funded Warrants”) and one warrant identical to the January 2024 Warrants included in the units. The January 2024 Pre-Funded Warrants have an exercise price of $0.60 per share, were immediately exercisable beginning on January 31, 2024 until exercised in full. The January 2024 Warrants have an exercise price of $25.41 per share and are exercisable beginning on January 31, 2024 until January 31, 2029.

The Company granted WallachBeth Capital LLC a 45-day over-allotment option to purchase up to 13,153 shares of the Company’s common stock at a price of $23.10 per share and/or 15,650 January 2024 Warrants at a price of $0.60 per warrant and/or 2,498 January 2024 Pre-Funded Warrants at a price of $22.50 per pre-funded warrant, or any combination thereof, in all cases less the underwriting discount. WallachBeth Capital LLC partially exercised its over-allotment option with respect to 13,637 January 2024 Warrants on January 31, 2024, and purchased an additional one share of common stock at a purchase price of $22.50 per share and one January 2024 Warrant at a purchase price of $0.60 per warrant on February 14, 2024.

The Company also issued to WallachBeth Capital LLC warrants (the “January 2024 Representative Warrants”) to purchase 6,260 shares of the Company’s common stock at an exercise price of $25.41 per share. The January 2024 Representative Warrants are exercisable beginning on January 31, 2024 until January 31, 2029.

The units and pre-funded units were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-276641), declared effective by the SEC on January 29, 2024. The closing of the January 2024 Offering occurred on January 31, 2024, generating net proceeds to the Company of approximately $1.9 million, after deducting underwriting discounts and commissions and the payment of other offering expenses payable by the Company of approximately $510,000.

On February 1, 2024 and April 9, 2024, the Company issued 8,326 shares and 8,326 shares of common stock, respectively upon the exercise of 8,326 and 8,326 January 2024 Pre-Funded Warrants, respectively, resulting in aggregate proceeds to the Company of $9,990.

On April 1, 2024, the Company entered into an Amendment to the Debt Exchange Agreement with Trevally, LLC (“Trevally”), which amends the original agreement with Trevally (executed in January 2023). Pursuant to the Amendment, Trevally agreed to return 2,000 shares of the Company’s common stock, initially issued to Trevally in January 2023 as advance consideration for agreeing to complete the synthesis of research materials for the Company. Trevally returned the previously issued shares for no consideration on April 3, 2024. Trevally delivered the completed research materials to the Company on July 1, 2024.

On July 12, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with WallachBeth Capital LLC as sales agent, to sell shares of common stock having an aggregate offering price of up to $1,253,603 from time to time, through an “at the market offering” program (the “ATM Offering”). The offer and sale of shares of common stock from the ATM Offering were made pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796) contained therein which became effective on July 18, 2024. The prospectus supplement was subsequently amended four times to increase the maximum aggregate offering price under the ATM Agreement. From July 19, 2024 to August 1, 2024, the Company sold a total of 135,568 shares in the ATM Offering for gross proceeds of $1,994,583.

On July 22, 2024 and July 26, 2024, the Company converted 1,291 and 1,032 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 8,000 shares and 6,667 shares of common stock, respectively.

On October 1, 2024 and October 31, 2024, the Company issued 41,311 shares and 45,800 shares of common stock, respectively upon the exercise of 41,311 and 45,800 September 2024 Pre-Funded Warrants, respectively, resulting in aggregate cash proceeds to the Company of $436.

On December 10, 2024 and December 11, 2024, the Company issued 50,800 shares and 56,600 shares of common stock, respectively, upon the exercise of 50,800 and 56,600 September 2024 Pre-Funded Warrants, respectively, resulting in aggregate cash proceeds to the Company of $537.

Common Stock Warrants

As of December 31, 2024, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

In May 2022 and May 2023, in connection with the issuance of the Related Party Notes and the 2022 and 2023 Bridge Notes as described in Note 7, the Company issued five-year warrants to each of the noteholders with an exercise price dependent on the IPO price (collectively, the “Bridge Warrants”). The number of shares issuable upon exercise of the warrants was contingent on the number of shares issued upon conversion of the notes following the Company’s IPO. As of the closing of the Company’s IPO, the Bridge Warrants became exercisable into an aggregate of 3,870 shares of the Company’s common stock, 1,333 of which have an exercise price of $286.20 (90% of the IPO price), and 2,537 with an exercise price of $349.80 (110% of the IPO Price). Prior to the IPO, the Bridge Warrants were classified as derivative liabilities in accordance with the provisions of ASC 815 and were carried at their respective fair values. (See Note 8). In connection with the IPO, the terms of the Bridge Warrants became fixed. The Company determined the event resulted in equity classification for the Bridge Warrants and, accordingly, the Company remeasured the warrant liabilities to fair value and reclassified the warrants to additional paid-in capital.

On September 4, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor, agreeing to issue and sell in a private placement offering (the “Private Placement”) (i) pre-funded warrants to purchase 579,711 shares of common stock (the “September 2024 Pre-Funded Warrants”), (ii) series A warrants to purchase 579,711 shares of common stock (the “Series A Warrants”), and (iii) series B warrants to purchase 579,711 shares of common stock (the “Series B Warrants) at a price of $6.895 per Pre-Funded Warrant and accompanying Series A and Series B Warrants. The Private Placement closed on September 5, 2024, generating net proceeds to the Company of $3,414,502, after deducting placement agent fees and offering expenses.

The September 2024 Pre-Funded Warrants have an exercise price of $0.005 per share and were immediately exercisable on September 5, 2024 and may be exercised at any time until exercised in full. The Series A and Series B Warrants have an exercise price of $6.90 per share and were exercisable beginning on the effective date of stockholder approval to approve the issuance of the shares underlying the Series A and Series B Warrants and the September 2024 Agent Warrants, defined below, to comply with applicable listing rules and regulations of the Nasdaq Stock Market (“Stockholder Approval”), which was later received on November 6, 2024 (the “Stockholder Approval Date”). The Series A Warrants expire five years after the Stockholder Approval Date or November 6, 2029, and the Series B Warrants will expire 18 months after the Stockholder Approval Date, or May 6, 2026.

As compensation for acting as the placement agent for the Private Placement, the Company issued to H.C. Wainwright & Co., LLC warrants to purchase up to 43,479 shares of stock (the “September 2024 Agent Warrants”). The September 2024 Agent Warrants have substantially the same terms as the Series A Warrants, except that the September 2024 Agent Warrants have an exercise price equal to $8.63 per share.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the year ended December 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2022	-	$-	-
Reclassified from derivative liabilities	3,870	327.89	4.15
Granted	51,942	373.00	5.00
Exercised	(3,075)	368.16	5.00
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, December 31, 2023	52,737	$369.98	4.47
Total exercisable, December 31, 2023	52,737	$369.98	4.47

During the year ended December 31, 2023, the Company received aggregate cash proceeds of $1,131,771 upon the exercise of 525 Bridge Warrants, 1,000 Non-tradeable Warrants, and 1,550 Tradeable Warrants.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	52,737	$369.98	4.47
Granted(1)	1,923,496	6.00	3.47
Exercised	(211,163)	0.05	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, December 31, 2024(1)	1,765,070	$17.59	3.26
Total exercisable, December 31, 2024(1)	1,765,070	$17.59	3.26

(1)	Weighted average remaining contractual life calculations exclude (i) 16,652 Pre-Funded Warrants issued January 2024 that do not have a contractual expiration date, for which 0 remain outstanding at December 31, 2024 and (ii) 579,711 Pre-Funded Warrants granted September 2024 that do not have a contractual expiration date, for which 385,200 remain outstanding and are exercisable at December 31, 2024.

During the year ended December 31, 2024, the Company received aggregate cash proceeds of $10,963 upon the exercise of 16,652 January 2024 Pre-Funded Warrants and 194,511 September 2024 Pre-Funded Warrants.

The following table summarizes the significant assumptions used in determining the fair value of equity classified warrants on the respective grant or reclassification dates for the years ended December 31, 2024 and 2023:

	2024	2023
Stock price	$7.20 – 16.80	$280.80 – 318.00
Exercise price	$6.90 – 25.41	$286.20 – 381.60
Risk-free interest rate	3.54% – 3.98%	4.07% – 4.40%
Expected volatility	95.00%	90.00 – 105.00%
Expected term (years)	1.50 – 5.00	3.86 – 5.00
Expected dividend yield	0.00%	0.00%

Series A Preferred Stock

As described in Note 7, as a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, the Company converted the entirety of the accumulated interest on the Convertible Knight Loan as of March 31, 2022 into 80,965 shares of Series A Preferred Stock at the Conversion Price detailed below. During the years ended December 31, 2024 and 2023, the Company converted an aggregate of 2,323 and 2,162 shares of Series A Preferred Stock, respectively, into 14,667 and 760 shares of common stock, respectively, at the conversion rate detailed below.

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. From the issuance date of the Series A Preferred Stock, or July 14, 2023, to December 31, 2023, accrued dividends on outstanding shares of Series A Preferred Stock totaled $220,714. During the year ended December 31, 2024, dividends in the amount of $483,301 accrued on outstanding shares of Series A Preferred Stock. As of December 31, 2024, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $704,015. To date, the Company has not declared or paid any dividends.

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

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series A Preferred Stock (but unchanged as a result of the Reverse Stock Splits impacting the common stock on August 12, 2024 and February 24, 2025) (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, as adjusted for the 1:12 Reverse Stock Split after August 12, 2024 and the 1:5 Reverse Stock Split after February 24, 2025, or $300 per share or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

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

Note, including Amendment

The Company executed a promissory note (the “Note”) with an individual investor on October 11, 2017, later amended on December 11, 2022 (the “Amendment”). The Note, including the Amendment was set to mature 60 days after the Knight Loans were repaid, and contained a provision to automatically convert the outstanding principal and accumulated interest through March 31, 2022 into common shares in the event the Company consummated an IPO. Amortization of the discount on the Note, including the Amendment for the years ended December 31, 2024 and 2023 was $0 and $52,628, respectively. Interest expense related to the Note, including the Amendment, for the years ended December 31, 2024 and 2023 was $0 and $66,558, respectively.

As a result of the completion of the IPO and as required under the terms of the Note, including the Amendment, the outstanding principal and accrued interest through March 31, 2022 converted to 3,583 shares of our common stock at a conversion rate equal to the IPO price, in full satisfaction of the outstanding debt obligation. The Company recognized a debt extinguishment gain of $223,077 upon conversion, representing the difference between (i) the reacquisition price, consisting of the fair value of the common shares issued, and (ii) the net carrying value of the debt, inclusive of unamortized discounts and issuance costs, on the date of conversion. As a result, as of December 31, 2024 and 2023 there were no amounts outstanding under the Note.

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

The Company performed an evaluation of the conversion features embedded in the Bridge Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. Derivative liabilities are carried at fair value at each balance sheet date, and any changes in fair value are recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss. See Note 8 for further details.

As a result of the completion of the IPO and as required under the terms of the 2022 and 2023 Bridge Notes, the Company issued the holders 5,071 shares of common stock, determined by the outstanding principal balance of each note divided by the IPO price. In addition, the Company made cash payments to the holders of the 2022 and 2023 Bridge Notes totaling $1,749,488 in full settlement of the outstanding debt obligations. The embedded derivative liability (conversion feature) was marked to market on the settlement date, and the Company recognized a debt extinguishment loss of $614,670 upon settlement, representing the difference between (i) the reacquisition price, consisting of cash and shares, and (ii) the net carrying value of the debt including associated derivative liabilities on the date of conversion. As such, as of December 31, 2024 and 2023 there were no amounts outstanding under the 2022 and 2023 Bridge Notes.

Related Party Notes

During May 2022, the Company executed convertible promissory notes with the Company’s Chief Executive Officer and a family member related to the Chief Executive Officer. The notes were initially due at the earlier of one-year from the issuance date or the closing of an IPO (the “Related Party Notes”). Upon the closing of the IPO, these notes were mandatorily convertible at a conversion rate determined at a 20% discount to the IPO price, discussed further below. Additionally, each of these note holders received five-year (5) fully vested warrants upon the closing of the IPO, with an exercise price of 90% of the IPO price.

The Company performed an evaluation of the conversion features embedded in the Related Party Notes and the warrants and concluded that such instruments qualified for treatment as derivative liabilities under ASC 815 and required bifurcation from the host contract. See Note 8 for further details.

As a result of the completion of the IPO and as required under the terms of the Related Party Notes, the entirety of the outstanding principal balance converted to 1,333 shares of common stock at a conversion rate equal to 80% of the IPO price, fully satisfying the Company’s obligations with respect to the principal amount. In addition, the Company made cash payments to the related party holders totaling $31,968 in full settlement of the outstanding debt obligation. As such, as of December 31, 2024 and 2023 there were no amounts outstanding under the Related Party Notes.

Significant terms of the Bridge Notes and Related Party Notes are summarized as follows:

	2022 Bridge Notes	Related Party Notes	2023 Bridge Notes
Issuance date of promissory notes	May 2022	May 2022	May 2023
Maturity date of promissory notes	1	1	2
Interest rate	10%	6%	10%
Default interest rate	15%	15%	15%
Collateral	Unsecured	Unsecured	Unsecured
Conversion rate	3	3	3

1 -	earlier of 1 year from date of issuance or closing of IPO, later extended to July 2023
2 -	earlier of 1 year from date of issuance or closing of IPO
3 -	see discussion above for Bridge Notes and Related Party Notes, respectively

For the years ended December 31, 2024 and 2023, the Company recorded amortization of debt discounts, including issuance costs, of $0 and $670,550, respectively.

Knight Debt Conversion

On January 9, 2023, and in two subsequent amendments, the Company and Knight Therapeutics agreed to extinguish Knight’s debt in the event of an IPO. Key points of this agreement are as follows:

●	The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of $10,770,037 in principal and $8,096,486 in accumulated interest should the Company execute an IPO that results in gross proceeds of at least $7,000,000 prior to December 31, 2023. If a Qualifying IPO did not occur by January 1, 2024, then all terms of the original debt would have resumed including any interest earned after March 31, 2022.

●	The Parties agreed to (i) convert the fixed principal amount into that number of shares of common stock equal to dividing the principal amount by an amount equal to the offering price of the common stock in the IPO discounted by 15%, rounding up for fractional shares, in a number of common shares up to 19.9% of the Company’s outstanding common stock after giving effect of the IPO; (ii) the Company will make a milestone payment of $10 million to Knight if, after the date of a Qualifying IPO, the Company sells Arakoda™ or if a Change of Control (as per the definition included in the original loan agreement dated on December 10, 2015) occurs, provided that the purchaser of Arakoda™ or individual or entity gaining control of the Borrower is not the Lender or an affiliate of the Lender; (iii) following the License and Supply agreement dated on December 10, 2015 and subsequently amended on January 21, 2019, an expansion of existing distribution rights to tafenoquine/Arakoda™ to include COVID-19 indications as well as malaria prevention across the Territory as defined in said documents, subject to US Army approval; and (iv) Company will retain Lender or an affiliate to provide financial consulting services, management, strategic and/or regulatory advice of value $30,000 per month for five years (the parties will negotiate the terms of that consulting agreement separately in good faith).

●	The parties agreed to convert the accrued interest into that number of shares of a new class of preferred stock (the “Preferred Stock”) by dividing the fixed accumulated interest by $100.00, then rounding up. The Preferred Stock shall have the following rights, preferences, and designations: (i) have a 6% cumulative dividend accumulated annually on March 31; (ii) shall be non-voting stock; (iii) are not redeemable, (iv) be convertible to shares of common stock at a price equal to the lower of (1) the price paid for the shares of common stock in the initial public offering, as adjusted after the effective date of the Reverse Stock Splits and (2) the 10 day volume weighted average share price immediately prior to conversion; and (v) conversion of the preferred stock to common shares will be at the Company’s sole discretion. Notwithstanding the foregoing, the Preferred Stock shall not be converted into shares of common stock if as a result of such conversion Knight will own 19.9% or more of our outstanding common stock.

●	In addition to the conversion of the debt, for a period commencing on January 1, 2022 and ending upon the earlier of 10 years after the Closing or the conversion or redemption in full of the Preferred Stock, Company shall pay Lender a royalty equal to 3.5% of the Company’s net sales (the “Royalty”), where “Net Sales” has the same meaning as in the Company’s license agreement with the U.S. Army for tafenoquine. Upon success of the Qualified IPO, the Company shall calculate the royalty payable to Knight at the end of each calendar quarter. The Company shall pay to Knight the royalty amounts due with respect to a given calendar quarter within fifteen (15) business days after the end of such calendar quarter. Each payment of royalties due to Knight shall be accompanied by a statement specifying the total gross sales, the net sales and the deductions taken to arrive at net sales. For clarification purposes, the first royalty payment will be performed following the above instructions, on the first calendar quarter in which the Qualified IPO takes place and will cover the sales for the period from January 1, 2022 until the end of said calendar quarter.

The Company evaluated the January 9, 2023 exchange agreement in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment because a substantial conversion feature was added to the debt terms. Upon extinguishment, in January 2023, the Company recorded a loss upon extinguishment in the amount of $839,887 and elected to recognize the new debt under the ASC 825 fair value option until it was settled, which occurred in the third quarter of 2023 (see below). Therefore, there were no amounts outstanding as of December 31, 2024 or December 31, 2023.

A reconciliation of the beginning and ending balances for the Convertible Knight Note, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2023:

Convertible Knight Note, at fair value
Promissory Notes, at fair value at December 31, 2022	$-
Fair value at modification date - January 9, 2023	21,520,650
Change in fair value	(5,379,269)
Accrued interest recognized	1,293,549
Extinguishment of Promissory Notes	(17,434,930)
Promissory Notes, at fair value at December 31, 2023	$-

As a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, the cumulative outstanding principal as of March 31, 2022 converted to 18,473 shares of common stock (representing 19.9% ownership of the Company’s common stock after giving effect to the IPO). In addition, the entirety of the accumulated interest as of March 31, 2022 converted into 80,965 shares of Series A Preferred Stock at the conversion rate detailed above, in full satisfaction of the Company’s obligations with respect to the accumulated interest. Upon consummation of the IPO and under the terms of the Knight Debt Conversion Agreement, the Company became obligated to the contingent milestone payments and the accumulated Royalty discussed above, which value was included in the reacquisition price of the debt upon extinguishment. The Company recognized a final mark-to-market adjustment of $6,105,066 to adjust the Convertible Knight Loan to its fair value on the date of settlement, and as a result, no gain or loss was recognized on the debt extinguishment.

The Company performed an evaluation of the contingent payment features and concluded that the contingent milestone payment is a freestanding financial instrument that meets the definition of a derivative under ASC 815, and accordingly, the fair value of the derivative liability is marked to market each reporting period until settled. The future Royalty payment due to Knight was determined to be an embedded component of the Series A Preferred Stock, however, is exempt from derivative accounting under the ASC 815 scope exception for specified volumes of sales or service revenues. Therefore, the Company accrues a royalty expense within cost of sales as sales are made.

Debenture

On April 24, 2019, 60P entered into the Knight debenture of $3,000,000 with an original issue discount of $2,100,000, which was being amortized using the effective interest method. The Company subsequently restructured the Knight Loans, including the debenture, pursuant to the Knight Debt Conversion Agreement (see above). $13,696 of the original issue discount was amortized to interest expense prior to the amendment during the year ended December 31, 2023. The Knight Debt Conversion Agreement in January 2023 was accounted for as an extinguishment of the Debenture, as discussed above. Therefore, there were no amounts outstanding as of December 31, 2024 or December 31, 2023.

SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of December 31, 2024 and 2023 is $155,891 and $159,023, respectively. The current maturity at December 31, 2024 is $8,772 and the long-term liability is $147,119 ($8,772 and $150,251 at December 31, 2023, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2025	$-
2026	404
2027	3,217
2028	3,332
2029	3,467
Thereafter	139,580
Total	$150,000

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

As of December 31, 2024, derivative liabilities consist of the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control (See Note 7). The valuation of the contingent milestone payment includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields.

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

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2024:

	Contingent Milestone Payment	Total
Derivative liabilities – December 31, 2023	$2,306,796	$2,306,796
Change in fair value	(1,665,966)	(1,665,966)
Derivative liabilities – December 31, 2024	$640,830	$640,830

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2023:

	Bridge Shares	Warrants	Convertible Notes Payable	Contingent Milestone Payment	Total
Derivative liabilities – December 31, 2022	$834,352	$578,164	$81,684	$-	$1,494,200
Change in fair value	13,798	(15,320)	(1,312)	-	(2,834)
Fair value at commitment date	680,276	274,449	-	-	954,725
Change in fair value prior to conversion or reclassification	(105,790)	1,455	(45,207)	-	(149,542)
Conversion of convertible promissory notes	(1,422,636)	-	(35,165)	-	(1,457,801)
Reclassification of warrants to equity	-	(838,748)	-	-	(838,748)
Recognition of contingent milestone liability	-	-	-	2,117,142	2,117,142
Change in fair value	-	-	-	189,654	189,654
Derivative liabilities - December 31, 2023	$-	$-	$-	$2,306,796	$2,306,796

Changes in the fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, the Company recorded a net gain (loss) on the change in the fair of derivative liabilities of $1,665,966 and ($37,278), respectively.

Prior to the Company’s IPO, the fair value of the Company’s potential future issuances of common stock related to common stock issued with promissory notes, warrants and embedded conversion features in convertible promissory notes was established with an estimate using the Monte Carlo Simulation Model to compute fair value as of each reporting date. The Monte Carlo simulation requires the input of assumptions, including our stock price, the volatility of our stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considered the probability of the occurrence or nonoccurrence of an IPO within the terms of liability-classified financial instruments, as an IPO could potentially impact the settlement. The Company used the Monte Carlo Simulation Model to re-measure the liability-classified bridge shares, warrants and embedded conversion features in convertible promissory notes to their respective fair values at each subsequent reporting date prior to the IPO.

9. INCOME TAXES

Loss before provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	For the Year Ended December 31,
	2024	2023
United States	$(7,372,032)	$(3,006,861)
Foreign	(583,381)	(806,689)
Total Loss before Income Taxes	$(7,955,413)	$(3,813,550)

The components of the provision (benefit) for income taxes consisted of the following:

	For the Year Ended December 31,
	2024	2023
Current:
Federal	$-	$-
State	250	250
Foreign	-	-
Total current provision (benefit)	250	250
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision (benefit)	-	-
Total Benefit	$250	$250

The reconciliation between income taxes computed at the U.S. statutory income tax rate to the Company’s provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31,
	2024		2023
Benefit for income taxes at 21% rate	$(1,670,637)	21.0%	$(800,846)	21.0%
State income taxes, net of federal benefit	(587,971)	7.4	(364,618)	9.6
Tax credits	(437,296)	5.5	-	-
Impact of non-U.S. earnings	(22,103)	0.3	(33,994)	0.9
Permanent differences	(347,008)	4.4	280,654	(7.4)
Change in fair value of promissory note	-	-	(1,129,646)	29.6
Non-deductible interest expense	-	-	304,962	(8.0)
Other reconciling items, net	30,411	(0.4)	2,042,657	(53.6)
Change in valuation allowance	3,034,854	(38.1)	(298,919)	7.8
Benefit for Income Taxes	$250	0.0%	$250	(0.1)%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry-forward	$4,191,575	$3,498,043
Tax credits	437,296	-
Non-deductible reserves	44,733	1,058
Capitalized R&D costs	1,268,685	189,892
Lease liability	-	3,756
Share-based compensation	41,830	94,034
Gross deferred tax assets	5,984,119	3,786,783
Less valuation allowance	(5,915,350)	(3,088,051)
Total deferred tax assets, net of valuation allowance	68,769	698,732
Deferred tax liabilities:
Fixed asset depreciation	(2,783)	-
Right of use asset	-	(3,719)
Prepaid expenses	(65,986)	(695,013)
Total deferred tax liabilities	(68,769)	(698,732)
Net deferred tax liabilities	$-	$-

The valuation allowance increased by $2,872,215 during 2024. In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realization of deferred tax assets. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has determined that it is more likely than not that the Company will not recognize the benefits of the U.S. Federal, state and net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of December 31, 2024 and December 31, 2023.

At December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $9,235,194 and $9,234,194 respectively, and U.S. federal tax credits of $437,296. At December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $6,339,101 and $6,338,851 respectively, and U.S. federal tax credits of $0. The U.S. federal and state net operating losses carryforward indefinitely but may only be used to offset 80% of annual taxable income due to the Tax Cuts and Jobs Act. The U.S. federal tax credits begin to expire in 2042. The Company had $6,601,381 and $6,835,123 of foreign net operating loss carryforwards at December 31, 2024 and December 31, 2023, respectively, which carryforward indefinitely. Utilization of the NOL carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and interest limitation carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There could be additional ownership changes in the future, which may result in additional limitations on the utilization of the NOL and tax credit carryforwards.

The Company conducts business globally and, as a result, it files income tax returns in U.S. federal and state jurisdictions and in Australia. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world. The tax years that remain subject to examination by major tax jurisdictions include the years ended December 31, 2021, 2022, 2023 and 2024. As of December 31, 2024, the Company is not under income tax examination in any jurisdiction.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax examinations. As of December 31, 2024 and December 31, 2023, no reserves for uncertain tax positions have been established.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024 and 2023 the Company did not recognize interest and penalties related to unrecognized tax benefits.

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Research and Development	$3,227,300	$192,371
General and Administrative Expenses	381,348	1,543,803
Total Share-Based Compensation Expense Included in Operating Expenses	$3,608,648	$1,736,174

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. Additionally, on July 16, 2024 and November 6, 2024 the Company’s stockholders approved an increase to the number of shares available under the 2022 Plan by 83,334 shares and 100,000 shares, respectively. As of December 31, 2024, the number of remaining shares available for issuance under the 2022 Plan is equal to 154,392.

Stock Grants

On July 11, 2023, the Company recognized $187,200 of share-based compensation expense upon the one-time issuance of 668 shares of common stock to the Company’s Board of Directors, by virtue of the terms of the agreements described in Note 11, which is reflected in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Stock Options

The Company grants stock options to employees, non-employees, and Directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the Nasdaq Capital Market on the date that the options are granted. Options granted generally have a term of five to ten years from the grant date and are subject to vesting as determined in the individual award agreement. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model.

The following table summarizes the significant assumptions used in determining the fair value of options granted or modified during the years ended December 31, 2024 and 2023:

	2024	2023
Weighted-average grant date fair value	$8.78	$189.60
Risk-free interest rate	3.62%-4.17%	4.33%
Expected volatility	86.00%-87.00%	110.00%
Expected term (years)	6.41-10.00	3.18
Expected dividend yield	0.00%	0.00%

The following table summarizes the Company’s stock option activities during the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding, December 31, 2023	632	$318.00	$-	4.53
Granted	17,005	54.62	-	10.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding, December 31, 2024	17,637	$64.06	$-	9.38

Options vested and exercisable, December 31, 2024	4,437	$116.07	$-	8.73

The following table summarizes the Company’s stock option activities during the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding, December 31, 2022	-	$-	$-	-
Granted	632	318.00	-	5.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding, December 31, 2023	632	$318.00	$-	4.53

Options vested and exercisable, December 31, 2023	632	$318.00	$-	4.53

The aggregate intrinsic value in the tables above reflects the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options. The intrinsic value of stock options changes based on the price of the Company’s common stock.

On July 16, 2024, the effective date of shareholder approval to increase the number of shares available under the 2022 Plan, the Company determined that the grant date criteria (as defined in ASC 718) was met, and therefore granted 12,838 stock options to certain directors, executives, and non-employees, in accordance with the terms of the individuals’ employment or directors’ agreements, as applicable. On September 26, 2024, the Board of Directors approved the grant of an additional 4,167 stock options to an executive.

For the year ended December 31, 2024, the Company recognized $32,767 of compensation expense related to stock option awards ($119,246 for the year ended December 31, 2023). No stock options were exercised, forfeited, or expired during the period presented. As of December 31, 2024, the Company had $116,466 of unrecognized share-based compensation expense related to unvested options that is expected to be recognized over a weighted-average period of approximately 4.0 years.

Awards Not Yet Granted

In December 2024, the Board approved the grant of a total of 120,000 stock options to two executives at a per share exercise price equal to the closing price of our common stock on January 2, 2025. These options are subject to vesting annually in five equal tranches, with the first tranche fully vested on the date of grant (January 2, 2025) and thereafter, vest on the last date of each fiscal year beginning December 31, 2025. For accounting and disclosure purposes, no fair value has been ascribed to these stock option awards as of December 31, 2024 as the grant date (as defined in ASC 718) had not been established.

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested balance, December 31, 2024	-	$-

The following table summarizes the Company’s RSU activity for the year ended December 31, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2022	-	$-
Granted	4,270	52.20
Vested	(4,270)	52.20
Forfeited	-	-
Unvested balance, December 31, 2023	-	$-

The Company recognized $0 of compensation expense related to vested RSUs for the year ended December 31, 2024 ($222,480 for the year ended December 31, 2023). During the year ended December 31, 2024, 0 shares of common stock underlying RSUs vested (4,270 during the year ended December 31, 2023). During the year ended December 31, 2024, the Company issued 4,270 shares of common stock pursuant to RSUs which were fully vested as of December 31, 2023. At December 31, 2024, the Company had no unrecognized compensation cost related to unvested RSUs.

Annual Performance Bonus

In December 2024, the Board approved the payment of 2024 performance bonuses to executives of the Company. Each executive was provided the option of receiving up to $20,000 in cash, with the remainder paid in shares of common stock determined based on the closing market price on January 2, 2025. All shares issued are eligible for net settlement up to the maximum allowable amount according to the IRS of 22%. As the number of shares is variable, the Company determined this represents a liability for the fixed monetary amount that will be settled in shares. As of December 31, 2024, the share-based liability amounted to $121,544, which is presented as a component of Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheets. The share-based portion of the 2024 performance bonuses was settled by the Company on January 20, 2025. See Note 12.

Share-Based Payments to Vendors for Services

During the years ended December 31, 2024 and 2023, the Company issued 0 and 15,500 fully vested, nonforfeitable common stock shares, respectively, as share-based payments to two nonemployees, Florida State University Research Fund, Inc. and Kentucky Technology Inc, in exchange for research and development services to be rendered to the Company in the future. The Company recognizes prepaid research and development costs on the grant date, as defined in ASC 718. Florida State University Research Fund, Inc. agreed to render research and development services related to the development of celgosivir over a period of up to five years using the proceeds from the sale of the Company’s common shares to fund the services. Prepaid research and development costs recognized associated with the Florida State University Research Fund, Inc. are expected to be rendered within one year. Kentucky Technology Inc. agreed to furnish a written report on the potential development of SJ733 + tafenoquine in exchange for fully vested shares of the Company’s common stock. On May 3, 2024, the Company indicated to Kentucky Technology, Inc. that the report (delivered in April 2024) was acceptable to the Company. Upon acceptance, the Company recognized $2,625,000 of share-based compensation expense, which is reflected in Research and Development expense in the results of operations for the year ended December 31, 2024. As of December 31, 2024, the unamortized balance of prepaid assets related to these share-based payments for research and development costs for which the grant date criteria has been met and the services are expected to be rendered within one year is $129,710 ($2,730,685 at December 31, 2023), which is presented as a component of Prepaid and Other Assets on the accompanying Consolidated Balance Sheets.

In addition to share-based payments for research and development services, during the years ended December 31, 2024 and 2023, 0 and 9,217 common stock shares, respectively, were issued as fully vested, nonforfeitable equity instruments to nonemployees. As of December 31, 2024, the unamortized balance of current prepaid assets related to these share-based payments for which the services are expected to be rendered within one year is $176,471 ($948,581 at December 31, 2023), which is reported in Prepaid and Other Assets on the Consolidated Balance Sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $66,176 ($242,647 at December 31, 2023), reported in Long-Term Prepaid Expense on the Consolidated Balance Sheets.

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

11. COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 3, 2016, and subsequently amended, the Company entered into the lease agreement with CXI Corp to rent business premises. In January 2023, the lease was extended for an additional twelve-month term, which expired on March 31, 2024. In December 2023, the Company executed an additional amendment with CXI Corp, pursuant to which the Company agreed to relocate to a new office space as of April 1, 2024 for a one year term that expires on March 31, 2025. The Company accounted for the December 2023 amendment as a separate contract. In December 2024, the Company executed an additional amendment to renew the lease for an additional one-year term that expires March 31, 2026. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs.

Operating lease costs, including short-term leases, were in the amount of $28,867 and $55,084 for the years ended December 31, 2024 and 2023, respectively.

Board of Directors

In November and December 2022, the Company signed agreements with four director nominees (Cheryl Xu, Paul Field, Charles Allen and Stephen Toovey) which came into effect on July 11, 2023, the date the Company’s Registration Statement was declared effective. Each director is entitled to receive cash compensation of $11,250 quarterly. In addition, the two non-audit committee chairs (Toovey, Field) will receive $1,250 per quarter and the audit committee chair (Allen) will receive an additional $2,000 per quarter. In addition, each director is entitled to receive annual equity-based compensation awards, with the amounts and terms to be determined by the Compensation Committee.

In November 2024, the Company paid each non-executive director an additional $20,000 of cash compensation in lieu of granting equity-based compensation awards for the year ended December 31, 2024.

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

On July 15, 2015, the Company entered into the Exclusive License Agreement with the U.S. Army Medical Materiel Development Activity (the “U.S. Army”), which was subsequently amended (the “U.S. Army Agreement”), in which the Company obtained a license to develop and commercialize the licensed technology with respect to all therapeutic applications and uses excluding radical cure of symptomatic vivax malaria. The term of the U.S. Army Agreement will continue until the expiration of the last to expire of the patent application or valid claim of the licensed technology, or 20 years from the start date of the U.S. Army Agreement, unless terminated earlier by the parties. The Company must make a minimum annual royalty payment of 3% of Net Sales (as defined in the U.S. Army Agreement) for Net Sales less than $35 million, and 5% of Net Sales greater than $35 million, with US government sales excluded from the definition of Net Sales. In addition, the Company must pay fees upon the achievement of certain milestones, including a sales-based milestone fee of $75,000 once cumulative Net Sales from all sources exceeds $6 million. The Company accrues the minimum annual royalty when the related sales occur. The Company achieved the sales-based milestone target during the year ended December 31, 2023, which was paid in full on June 13, 2024. As of December 31, 2023, the Company had accrued a liability of $75,000 for the related payment, which is reflected in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheets. The achievement of other milestones under the U.S. Army Agreement are not considered probable and thus no accruals for the related milestone payments have been made.

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), in which the Company obtained a license to research and commercialize the licensed technology with respect the use of tafenoquine for treatment and/or prevention of babesiosis (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) for tafenoquine sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales for 60P products that are not sold in a format labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make royalty payments equal to 20% of the revenue received by the Company for sales of tafenoquine sold in a format labeled for use in the treatment of babesiosis or 10% for sales of tafenoquine that are not sold in a format labeled for use in the treatment of babesiosis. As of December 31, 2024, the royalty period has not commenced, thus no accruals have been made.

(e) Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 27, 2025, which is the date the consolidated financial statements were issued.

January 2025 Offering

On January 28, 2025, the Company, entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering, an aggregate of 204,312 shares of common stock at a purchase price of $5.105 per share (the “January 2025 Offering”). The shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796), which was declared effective by the SEC on July 18, 2024, as supplemented by a prospectus supplement and accompanying base prospectus filed with the SEC on January 30, 2025.

In a concurrent private placement, the Company also issued to the investors unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 408,621 shares of common stock at an exercise price of $3.855 per share. The January 2025 Warrants are exercisable upon issuance, or January 30, 2025, and expire twenty-four months from the date of issuance, or January 30, 2027.

As compensation for acting as the placement agent for the January 2025 Offering, the Company paid H.C. Wainwright & Co., LLC a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. The Company also issued to H.C. Wainwright & Co., LLC warrants (the “January 2025 Placement Agent Warrants”) to purchase up to 15,325 shares of common stock. The January 2025 Placement Agent Warrants have an exercise price equal to $6.382 per share and are exercisable upon issuance, or January 30, 2025, and expire twenty-four months from the date of issuance, or January 30, 2027.

The January 2025 Offering closed on January 30, 2025, resulting in net proceeds to the Company of approximately $804,346, after deducting the placement agent fees and other offering expenses paid by the Company.

February 2025 Offering

On February 5, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering an aggregate of 300,700 shares of common stock at a purchase price of $3.575 per share (the “February 2025 Offering”). The shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796), which was declared effective by the SEC on July 18, 2024, as supplemented by a prospectus supplement and accompanying base prospectus filed with the SEC on February 6, 2025.

In a concurrent private placement, the Company also issued to the investors unregistered warrants (the “February 2025 Warrants”) to purchase up to an aggregate of 300,700 shares of common stock at an exercise price of $2.95 per share. The February 2025 Warrants are exercisable upon issuance, or February 6, 2025, and expire twenty-four months from the date of issuance, or February 8, 2027.

As compensation for acting as the placement agent for the February 2025 Offering, the Company paid H.C. Wainwright & Co., LLC a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. The Company also issued to H.C. Wainwright & Co., LLC warrants (the “February 2025 Placement Agent Warrants”) to purchase up to 22,554 shares of common stock. The February 2025 Placement Agent Warrants have an exercise price equal to $4.469 per share and are exercisable upon issuance, or February 6, 2025, and expire twenty-four months from the date of issuance, or February 8, 2027.

The February 2025 Offering closed on February 6, 2025, resulting in net proceeds to the Company of approximately $908,627, after deducting the placement agent fees and other offering expenses paid by the Company.

1:5 Reverse Stock Split

On February 18, 2025, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:5 Reverse Stock Split, which was effective as of February 24, 2025. The Company’s stockholders approved a reverse stock split at a ratio ranging from 1:3 to 1:5 at the 2024 Special Stockholders Meeting on November 6, 2024, and subsequently on February 10, 2025, the Company’s Board of Directors approved the implementation of the reverse stock split at a ratio of 1:5.

As of the effective time of the 1:5 Reverse Stock Split, every five (5) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 7,364,554 shares to 1,472,891 shares. The 1:5 Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the 1:5 Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.

Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated financial statements have been retroactively adjusted, as appropriate, to reflect the 1:5 Reverse Stock Split (and the 1:12 Reverse Stock Split in August 2024), including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Other Events

On January 8, 2025 and January 29, 2025, the Company issued 296,400 shares and 88,800 shares of common stock, respectively upon the exercise of 296,400 and 88,800 September 2024 Pre-Funded Warrants, respectively, resulting in aggregate cash proceeds to the Company of $1,926.

On January 20, 2025, the Company issued a total of 15,809 shares of common stock to certain executives and consultants, in settlement of the share-based portion of the 2024 performance bonuses as discussed in Note 10, based on the closing price of the Company’s common stock on January 2, 2025. Approximately 2,748 shares were withheld to cover payroll tax withholdings.

On January 28, 2025, the Company announced the approval of an Investigational Review Board (IRB) sanctioned Phase II clinical study. The study (NCT06656351) will evaluate the efficacy and safety of the tafenoquine for treating patients with a presumptive diagnosis of chronic babesiosis, the patient enrollment of which is expected to begin in the third quarter of 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). As of December 31, 2024, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the existence of material weaknesses in our internal control over financial reporting. These material weaknesses are described below:

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

Management has undertaken a remediation plan to address these material weaknesses. During the year ended December 31, 2024, we continued to enhance our internal control over financial reporting through various initiatives, including investing in information technology systems, enhancing the organizational structure, providing guidance and training to employees and further developing detailed policies and procedures.

We expect to remediate these material weaknesses in the first half of 2025. However, there may be additional material weaknesses identified that could require additional time and resources to remediate. We remain committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers, directors and director nominees as of March 27, 2025.

Name	Age	Position	Director Since
Geoffrey Dow	51	Chief Executive Officer, President and Director	June 1, 2022
Tyrone Miller	50	Chief Financial Officer
Kristen Landon	58	Chief Commercial Officer
Charles Allen	49	Director	July 11, 2023
Cheryl Xu	57	Director	July 11, 2023
Stephen Toovey	71	Director	July 11, 2023
Paul Field	62	Director	July 11, 2023

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

Meetings of the Board of Directors

During our fiscal year ended December 31, 2024, the Board met from time to time informally and acted by written consent on numerous occasions.

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

BOARD DIVERSITY MATRIX

	As of December 31, 2024				As of December 31, 2023
Total Number of Directors:	5				5
Part I: Gender Identity	Female	Male	Non- Binary	Did Not Disclose Gender	Female	Male	Non- Binary	Did Not Disclose

Directors	1	4	-	-	1	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-	-	-	-	-
Alaskan Native or American Indian	-	-	-	-	-	-	-	-
Asian	1	-	-	-	1	-	-	-
Hispanic or Latino	-	-	-	-	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-	-	-	-	-
White	-	3	-	-	-	3	-	-
Two or More Races or Ethnicities	-	1	-	-	-	1	-	-
LGBTQ+	-	-	-	-	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-	-	-	-	-

Insider Trading Policy

We adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and other covered persons. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with applicable federal securities laws.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2024 and 2023 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, and up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Base Salary ($)(1)	Cash Bonus ($)	Stock Bonus ($)	Option Award ($)(2)	Total ($)
Geoffrey Dow	2024	$228, 000	$20,000	$24,175	$51,250	$323,425
President and Chief Executive Officer	2023	125,555	-	-	-	125,555
(Principal Executive Officer)	2022	54,510	-	-	-	54,510
Tyrone Miller	2024	$204,000	$20,000	$19,525	$41,000	$284,525
Chief Financial Officer	2023	135,632	-	-	-	135,632
(Principal Financial and Accounting Officer)	2022	148,672	-	-	-	148,672
Kristen Landon	2024	$300,000	$113,570	$38,125	$19,167	$470,862
Chief Commercial Officer	2023	-	-	-	-	-
	2022	-	-	-	-	-

(1)	We periodically review, and may increase, base salaries in accordance with our normal annual compensation review for each of our named executive officers.

Equity Awards

On July 12, 2023, Dr. Dow was granted a five-year option to purchase a total of 250 shares of our common stock on the last day of each quarter in each calendar year (for a cumulative total or no more than 5,000 shares over five years) and (ii) Mr. Miller was granted a five-year option to purchase a total of 200 shares of our common stock on the last day of each quarter in each calendar year (for a cumulative total or no more than 4,000 shares over five years). The per share exercise price of the options were initially equal to the per share closing price of our common stock on the date of grant and had a cashless exercise provision. In November 2023, the Board reset the exercise price of the options to be equal to $60.00 and modified the vesting provisions of the option to vest annually over five years, rather than quarterly, with the first vesting date being December 31, 2024. The initial grant and subsequent amendment of these options was contingent upon the stockholders of the Company approving the amendment to the exercise price of the options and approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan. As of that date, Dr. Dow and Mr. Miller’s option grants, as subsequently amended, were considered effective.

In February 2024, subject to and contingent upon the stockholders of the Company approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan, we granted Ms. Landon a five-year option to purchase a total of 4,167 shares of our common stock with a per share exercise price to be determined by the Board on the date of grant. The options had a cashless exercise price and vest annually over five years, with the first vesting date being December 31, 3024. On September 26, 2024, the Board approved the grant of the options to Ms. Landon at a per share exercise price of $6.85.

In December 2024, the Board approved the grant of 105,000 options to Dr. Dow and 15,000 options to Mr. Miller as equity-based long-term incentive awards, which vest in five equal tranches on the last date of each fiscal year over five years, with the first vesting date being December 31, 2024. The options were granted on January 2, 2025 with a per share exercise price of $6.55, the closing stock price on the grant date, and have a seven-year term.

Employment Agreements

Dow Employment Agreement. We entered into an Employment Agreement dated as of January 12, 2023, with Geoffrey Dow (the “Dow Employment Agreement”), our Chief Executive Officer and Chairman of our Board. The term of the Dow Employment Agreement began on January 12, 2023 for an initial period of two years, with subsequent automatic renewals unless either party thereto provides notice to terminate at least 90 days prior to the applicable renewal date. The Dow Employment Agreement provides Dr. Dow an annual base salary of $228,000, bonuses to the extent certain events occur or if applicable performance goals are met and employee benefits that are generally given to our senior executives. In December 2024, the Board approved an increase to Dr. Dow’s base salary to $250,000 beginning in fiscal year 2025. Contingent on the receipt of shareholder approval to increase the number of shares available under the 2022 Plan, Dr. Dow was granted a five-year option to purchase a total of 250 shares of our common stock that vest on the last day of each quarter in each calendar year (for a cumulative total or no more than 5,000 shares over five years). The per share exercise price of the option was initially equal to the per share closing price of our common stock on the date of the initial public offering and shall have a cashless exercise provision. In November 2023, the Board reset the exercise price of the option to be equal to $60.00 and modified the vesting provisions of the option to vest annually over five years, rather than quarterly, with the first vesting date being December 31, 2024. The initial grant and subsequent amendment of Dr. Dow’s options was contingent upon the stockholders of the Company approving the amendment to the exercise price of the options and approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan. As of that date, Dr. Dow’s option grant, as subsequently amended, was considered effective.

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

Miller Employment Agreement. We entered into an Employment Agreement dated as of January 12, 2023 with Tyrone Miller (the “Miller Employment Agreement”), our Chief Financial Officer. The term of the Miller Employment Agreement began on January 12, 2023 and will continue for a period of two years, with subsequent automatic renewals unless either party thereto provides notice to terminate at least 90 days prior to the applicable renewal date. The Miller Employment Agreement provides Mr. Miller an annual base salary of $204,000, bonuses to the extent certain events occur or if applicable performance goals are met and employee benefits that are generally given to our senior executives. In December 2024, the Board approved an increase to Mr. Miller’s base salary to $215,000 for fiscal year 2025. Contingent on the receipt of shareholder approval to increase the number of shares available under the 2022 Plan, Mr. Miller was granted a five-year option to purchase a total of 200 shares of our common stock that vest on the last day of each quarter in each calendar year (for a cumulative total or no more than 4,000 shares over five years). The per share exercise price of the option was initially equal to the per share closing price of our common stock on the date of the initial public offering and shall have a cashless exercise provision. In November 2023, the Board reset the exercise price of the option to be equal to $60.00 and modified the vesting provisions of the option to vest annually over five years, rather than quarterly, with the first vesting date being December 31, 2024. The initial grant and subsequent amendment of Mr. Miller’s options was contingent upon the stockholders of the Company approving the amendment to the exercise price of the options and approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan. As of that date, Mr. Miller’s option grant, as subsequently amended, was considered effective.

We may terminate Mr. Miller’s employment hereunder for Cause, as defined in the Miller Employment Agreement, at any time upon notice to Mr. Miller setting forth in reasonable detail the nature of such Cause. We also may terminate Mr. Miller’s employment other than for Cause at any time upon thirty (30) days’ written notice to him. Mr. Miller may terminate his employment for Good Reason, as defined in the Miller Employment Agreement, at any time upon thirty (30) days’ written notice to us. In the event that Mr. Miller’s employment is terminated other than for Cause or for Good Reason, Mr. Miller will be entitled to, among other things, a continuation of his annual salary plus health insurance benefits for a period not exceeding 18 months. In addition, in the event of a Change in Control, as defined in the Miller Employment Agreement, on, or at any time during the 24 months following, the Change in Control, (i) we terminate Mr. Miller’s employment for any reason other than Cause or Disability, as defined in the Miller Employment Agreement, or (ii) Mr. Miller terminates his employment for Good Reason, Mr. Miller will be entitled to Change in Control severance.

Mr. Miller is subject to non-competition and non-solicitation during the term of his employment and for a period of 24 months after termination of his employment.

Landon Employment Agreement. We entered into an Employment Agreement dated as of February 7, 2024 with Kristen Landon (the “Landon Employment Agreement”), our Chief Commercial Officer. The term of the Landon Employment Agreement began on February 12, 2024 and will continue at will, meaning that Ms. Landon or the Company may terminate the employment relationship at any time, with or without cause, and with or without notice and for any reason or no particular reason. The Landon Employment Agreement provides Ms. Landon an annual base salary of $300,000, sales bonuses and bonuses to the extent certain events occur or if applicable performance goals are met and employee benefits that are generally given to our senior executives. Contingent on the receipt of shareholder approval to increase the number of shares available under the 2022 Plan, Ms. Landon was granted a five-year option to purchase a total of 4,167 shares of our common stock with a per share exercise price to be determined by the Board on the date of grant. The options had a cashless exercise price and vest annually over five years, with the first vesting date being December 31, 3024. On September 26, 2024, after the receipt of stockholder approval to increase the number of shares available under the 2022 Plan, the Board approved the grant of the options to Ms. Landon at a per share exercise price of $6.85.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options, exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Geoffrey Dow, President and Chief Executive Officer (Principal Executive Officer)(1)	1,000	-	4,000	$60.00	July 16, 2034	-	$-
Tyrone Miller, Chief Financial Officer (Principal Financial and Accounting Officer)(2)	800	-	3,200	$60.00	July 16, 2034	-	$-
Kristen Landon, Chief Commercial Officer(3)	834	-	3,333	$6.85	September 26, 2034	-	$-

(1)	Dr. Dow’s options to purchase a total of 5,000 shares of our common stock vest annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024.

(2)	Mr. Miller’s options to purchase a total of 4,000 shares of our common stock vest annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024.

(3)	Ms. Landon’s options to purchase a total of 4,167 shares of our common stock vest annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024.

2022 Equity Incentive Plan

Overview

On November 22, 2022, our Board and our stockholders approved the 60 Degrees Pharmaceuticals, Inc. 2022 Equity Incentive Plan. The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our common stock that may be subject to awards under the 2022 Plan was equal to 3,977. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. As of March 27, 2025, the Board has reserved 215,452 shares of common stock issuable upon the grant of awards under the Plan, of which 57,068 shares remain available for issuance.

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

Board Compensation

In November and December 2022, we signed agreements with four directors (Cheryl Xu, Paul Field, Charles Allen and Stephen Toovey). Each director receives cash compensation of $11,250 per quarter. In addition, the two non-audit committee chairs (Mr. Toovey and Mr. Field) receive $1,250 per quarter and the audit committee chair (Mr. Allen) receives an additional $2,000 per quarter. On July 11, 2023, each director received (i) a one-off issuance of 167 shares of common stock, (ii) a fully vested, non-qualified option to purchase 158 shares of common stock at a per share exercise price of $318.00, and (iii) 67 restricted stock units vesting in two even quarterly tranches on September 30, 2023 and December 31, 2023. Contingent on the receipt of shareholder approval to increase the number of shares authorized under the 2022 Plan, each director was entitled to receive 126 additional non-qualified options at a per share exercise price of $318.00, vesting 100% on the first anniversary of our IPO. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan and on such date, the directors’ additional option grants were considered effective and were fully vested on the date of grant. In November 2024, the Board approved a cash payment of $20,000 to each non-executive director in lieu of equity-based fees for 2024 services.

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

Director Compensation

As of December 31, 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Charles Allen	73,000	-	912	-	-	73,912
Cheryl Xu	65,000	-	912	-	-	65,912
Stephen Toovey	70,000	-	912	-	-	70,912
Paul Field	70,000	-	912	-	-	70,912

(1)	Represents the aggregate grant date fair value of options granted during the fiscal year, computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our equity interests as of March 27, 2025 by:

●	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;

●	our Named Executive Officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to our securities as of March 27, 2025. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 27, 2025 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Title	Number of Shares Beneficially Owned		Percent of Class
Officers and Directors
Geoffrey Dow	President, Chief Executive Officer and Director	16,766	(2)	1.14%
Tyrone Miller	Chief Financial Officer	6,074	(3)	*
Kristen Landon	Chief Commercial Officer	5,374	(4)	*
Charles Allen	Director	518	(5)	*
Cheryl Xu	Director	4,100	(6)	*
Stephen Toovey	Director	518	(7)	*
Paul Field	Director	518	(8)	*

Officers and Directors as a Group (total of 7 persons)		33,868		2.30%

*	Less than 1%

(1)	Percentages based on 1,472,891 shares of common stock issued and outstanding as of March 27, 2025 plus shares of common stock the person has the right to acquire within 60 days thereafter. Unless otherwise indicated, the principal address of the named executives and directors is c/o 1025 Connecticut Avenue NW Suite 1000, Washington, D.C. 20036. On February 24, 2025, the Company effectuated a 1-for-5 Reverse Stock Split of its outstanding common stock. Accordingly, all share numbers presented in this table have been adjusted to reflect the Reverse Stock Split.

(2)	Includes (i) 4,471 shares of our common stock held in the name of Geoffrey Dow, (ii) 11,120 shares of common stock held by the Geoffrey S. Dow Revocable Trust (the “Dow Trust”), of which Geoffrey Dow is the trustee and has control over the voting and disposition of the shares of common stock held by the Dow Trust, (iii) 175 shares of common stock issuable upon exercise of warrants issued to the Geoffrey S. Dow Revocable Trust and (iv) 1,000 shares underlying fully vested options exercisable into common stock at a per share exercise price of $60.00.

(3)	Includes (i) 5,274 shares of our common stock held in the name of Tyrone Miller, and (ii) 800 shares underlying fully vested options exercisable into common stock at a per share exercise price of $60.00.

(4)	Ms. Landon beneficially owns a total of 5,374 shares of common stock, of which includes (i) 4,540 shares of common stock held in the name of Ms. Landon, and (ii) 834 shares underlying fully vested options exercisable into common stock at a per share exercise price of $6.85.

(5)	Mr. Allen beneficially owns a total of 518 shares of common stock, of which includes (i) 234 shares of common stock held in the name of Mr. Allen, and (ii) 284 shares underlying fully vested options exercisable into common stock at a per share exercise price of $318.00.

(6)	Ms. Xu beneficially owns a total of 4,100 shares of common stock, of which includes (i) 3,816 shares of common stock held in the name of Ms. Xu, and (ii) 284 shares underlying fully vested options exercisable into common stock at a per share exercise price of $318.00.

(7)	Mr. Toovey beneficially owns a total of 518 shares of common stock, of which includes (i) 234 shares of common stock held in the name of Mr. Toovey, and (ii) 284 shares underlying fully vested options exercisable into common stock at a per share exercise price of $318.00.

(8)	Mr. Field beneficially owns a total of 518 shares of common stock, of which includes (i) 167 shares of common stock held by the Field Family Trust, of which Mr. Field is a trustee and has control over the voting and disposition of the shares of common stock held by the Field Family Trust, (ii) 67 shares of common stock held in the name of Mr. Field, and (iii) 284 shares underlying fully vested options exercisable into common stock at a per share exercise price of $318.00.

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

In August 2023, Geoffrey S. Dow transferred 904,436 of his shares in 60P Australia Pty Ltd to the Company for no consideration.

Item 14. Principal Accountant Fees and Services.

During the year ended December 31, 2024 and 2023, we engaged RBSM LLP as our independent registered public accounting firm. For the years ended December 31, 2024 and 2023, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees(1)	$163,069	$184,000
Audit-Related Fees(2)	60,000	75,000
Tax Fees	-	-
All Other Fees	-	-
Total	$223,069	$259,000

(1)	Audit fees consist of fees relating to the audit of the Company’s annual consolidated financial statements and reviews of interim condensed consolidated financial statements.

(2)	Audit-related fees consisted of reviews of the Company’s registration statements, consents, and the completion of comfort letter procedures associated with the Company’s securities offerings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The following Financial Statements and Supplementary Data of 60 Degrees Pharmaceuticals, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

●	Audited Consolidated Balance Sheets at December 31, 2024 and 2023;

●	Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023;

●	Audited Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024 and 2023;

●	Audited Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and

●	Notes to Audited Consolidated Financial Statements.

2.	Exhibits:

Exhibit No:	Description of Exhibit:	Previously Filed and Incorporated by Reference herein:	Date Filed:
3.1	Certificate of Incorporation of the Registrant	Exhibit 3.1 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
3.2	Certificate of Designation of Series A Preferred Stock	Exhibit 3.2 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
3.3	Certificate of Correction to Certificate of Incorporation of the Registrant	Exhibit 3.3 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
3.4	Amended and Restated Bylaws of the Registrant	Exhibit 3.4 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
4.1	Description of the Registrants’ Securities	Exhibit 4.1 to Annual Report on Form 10-K (File No: 001-41719)	April 1, 2024
4.2	Form of Pre-Funded Warrant in January 2024 public offering	Exhibit 4.2 to Registration Statement on Form S-1 (File No: 333-276641)	January 22, 2024
4.3	Form of Representative Warrant in January 2024 public offering	Exhibit 4.3 to Registration Statement on Form S-1 (File No: 333-276641)	January 22, 2024
4.4	Form of Warrant Agent Agreement in January 2024 public offering	Exhibit 4.4 to Registration Statement on Form S-1 (File No: 333-276641)	January 22, 2024
10.1	Securities Purchase Agreement dated as of May 19, 2022, by and between the Registrant and Geoffrey Dow	Exhibit 10.1 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.2	Common Stock Purchase Warrant dated as of May 19, 2022, issued by the Registrant to Geoffrey Dow, as assigned to the Geoffrey S. Dow Revocable Trust dated August 27, 2018	Exhibit 10.2 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.3	Securities Purchase Agreement dated as of May 19, 2022, by and between Registrant and Mountjoy Trust	Exhibit 10.4 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.4	Common Stock Purchase Warrant dated as of May 19, 2022, issued by the Registrant to Mountjoy Trust	Exhibit 10.5 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023

10.5	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Bigger Capital Fund, LP	Exhibit 10.7 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.6	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Bigger Capital Fund, LP	Exhibit 10.8 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.7	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Cavalry Investment Fund, LP	Exhibit 10.10 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.8	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Cavalry Investment Fund, LP	Exhibit 10.11 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.9	Securities Purchase Agreement dated as of May 24, 2022, by and between Registrant and Walleye Opportunities Master Fund Ltd	Exhibit 10.13 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.10	Common Stock Purchase Warrant dated as of May 24, 2022, issued by the Registrant to Walleye Opportunities Master Fund Ltd	Exhibit 10.14 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.11	Inter-Institutional Agreement dated as of February 15, 2021, by the Registrant and Florida State University Research Foundation	Exhibit 10.19 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.12	Exclusive License Agreement dated as of September 15, 2016, between National University of Singapore, Singapore Health Services Pte Ltd, the Registrant and 60P Australia Pty Ltd	Exhibit 10.20 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.13	Master Consultancy Agreement dated as of May 29, 2013, by and between the Registrant and BioIntelect Pty Ltd	Exhibit 10.21 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.14#	Employment Agreement dated as of January 12, 2023, between the Registrant and Geoffrey Dow	Exhibit 10.22 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.15#	Employment Agreement dated as of January 12, 2023, between the Registrant and Tyrone Miller	Exhibit 10.23 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.16	Agreement and Plan of Merger dated as of June 1, 2022, by and between the Registrant and 60 Degrees Pharmaceuticals, LLC	Exhibit 10.33 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.17	Exclusive License Agreement dated as of May 30, 2014, between National University of Singapore, Singapore Health Services Pte Ltd, the Registrant and 60P Australia Pty Ltd	Exhibit 10.34 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.18#	2022 Equity Incentive Plan	Exhibit 10.35 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.19	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Cyberbahn Federal Solutions, LLC	Exhibit 10.36 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.20	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Cyberbahn Federal Solutions, LLC	Exhibit 10.37 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.21	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Ariana Bakery Inc	Exhibit 10.39 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.22	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Ariana Bakery Inc	Exhibit 10.40 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023

10.23	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Sabby Volatility Warrant Master Fund, Ltd.	Exhibit 10.42 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.24	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Sabby Volatility Warrant Master Fund, Ltd.	Exhibit 10.43 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.25	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Steel Anderson	Exhibit 10.45 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.26	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Steel Anderson	Exhibit 10.46 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.27	Securities Purchase Agreement dated as of May 8, 2023, by and between Registrant and Bixi Gao & Ling Ling Wang	Exhibit 10.48 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.28	Common Stock Purchase Warrant dated as of May 8, 2023, issued by the Registrant to Bixi Gao & Ling Ling Wang	Exhibit 10.49 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.29#	Board of Directors Agreement dated as of November 28, 2022, as amended, by and between the Registrant and Charles Allen	Exhibit 10.56 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.30#	Board of Directors Agreement dated as of November 28, 2022, as amended, by and between the Registrant and Stephen Toovey	Exhibit 10.57 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.31#	Board of Directors Agreement dated as of December 9, 2022, as amended, by and between the Registrant and Cheryl Xu	Exhibit 10.58 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.32#	Board of Directors Agreement dated as of December 15, 2022, as amended, by and between the Registrant and Paul Field	Exhibit 10.59 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
10.33	Securities Purchase Agreement dated as of January 28, 2025, by and between the Registrant and certain investors	Exhibit 10.1 of the Current Report on Form 8-K	January 30, 2025

10.34	Form of Warrant	Exhibit 4.1 of the Current Report on Form 8-K	January 30, 2025
10.35	Placement Agent Warrant dated as of January 28, 2025, issued by the Registrant to the placement agent	Exhibit 4.2 of the Company’s Report of Foreign Private Issuer on Form 8-K	January 30, 2025
10.36	Securities Purchase Agreement dated as of February 5, 2025, by and between the Registrant and the investors	Exhibit 10.1 of the Current Report on Form 8-K	February 6, 2025

10.37	Form of Warrant	Exhibit 4.1 of the Current Report on Form 8-K	February 6, 2025
10.38	Placement Agent Warrant dated as of January 28, 2025, issued by the Registrant to the placement agent	Exhibit 4.2 of the Current Report on Form 8-K	February 6, 2025
10.39	Form of Securities Purchase Agreement	Exhibit 10.1 of the Current Report on Form 8-K	September 6, 2024
10.40	Form of Registration Rights Agreement	Exhibit 10.2 of the Current Report on Form 8-K	September 6, 2024
10.41	Form of Pre-Funded Warrant	Exhibit 10.3 of the Current Report on Form 8-K	September 6, 2024
10.42	Form of Series A Warrants	Exhibit 10.4 of the Current Report on Form 8-K	September 6, 2024
10.43	Form of Series B Warrants	Exhibit 10.5 of the Current Report on Form 8-K	September 6, 2024
10.44	Form of Placement Agent Warrant	Exhibit 10.6 of the Current Report on Form 8-K	September 6, 2024
10.45	Form of Pre-Funded Warrant in January 2024 public offering	Exhibit 4.2 to Registration Statement on Form S-1 (File No: 333-276641)	January 22, 2024
10.46	Form of Representative Warrant in January 2024 public offering	Exhibit 4.3 to Registration Statement on Form S-1 (File No: 333-276641	January 22, 2024
10.47	Form of Warrant Agent Agreement in January 2024 public offering	Exhibit 4.4 to Registration Statement on Form S-1 (File No: 333-276641)	January 22, 2024

14.1	Code of Conduct	Exhibit 99.4 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
19.1	Insider Trading Policy	*
21.1	List of Subsidiaries	Exhibit 21.1 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
23.1	Consent of RBSM LLP dated as of March 27, 2025	*
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
97.1	Clawback Policy	Exhibit 97.1 to Annual Report on Form 10-K (File No: 001-41719	April 1, 2024
99.1	Audit Committee Charter	Exhibit 99.5 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
99.2	Compensation Committee Charter	Exhibit 99.6 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
99.3	Nominating and Corporate Governance Committee Charter	Exhibit 99.7 to Registration Statement on Form S-1 (File No: 333-269483)	January 31, 2023
101	Interactive Data Files	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

#	Management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith and not to be incorporated by reference into any filing of 60 Degrees Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: March 27, 2025	By:	/s/ Geoffrey Dow
Geoffrey Dow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Geoffrey Dow	President, Chief Executive Officer and Director	March 27, 2025
Geoffrey Dow	(Principal Executive Officer)

/s/ Tyrone Miller	Chief Financial Officer	March 27, 2025
Tyrone Miller	(Principal Financial and Accounting Officer)

/s/ Charles Allen	Director	March 27, 2025
Charles Allen

/s/ Cheryl Xu	Director	March 27, 2025
Cheryl Xu

/s/ Stephen Toovey	Director	March 27, 2025
Stephen Toovey

/s/ Paul Field	Director	March 27, 2025
Paul Field