Form 10-Q
period 2025-03-31
60 DEGREES PHARMACEUTICALS, INC.
filed 2025-05-15
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 15, 2025, the registrant had a total of 1,472,891 shares of its common stock, par value $0.0001 per share, issued and shares outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segment;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025	December 31,
	(Unaudited)	2024
ASSETS:
Current Assets:
Cash and Cash Equivalents	$3,451,500	$1,659,353
Accounts Receivable	488,243	486,748
Prepaid and Other Assets	937,250	1,068,940
Short-Term Investments	-	1,728,472
Inventory (Note 3)	773,238	442,764
Total Current Assets	5,650,231	5,386,277
Property and Equipment, net (Note 4)	155,792	149,808
Other Assets:
Long-Term Prepaid Expense	22,059	66,176
Intangible Assets, net (Note 5)	149,785	157,084
Total Other Assets	171,844	223,260
Total Assets	$5,977,867	$5,759,345
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,157,979	$1,007,618
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	635,725	640,830
Total Current Liabilities	1,802,476	1,657,220
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	146,502	147,119
Total Long-Term Liabilities	146,502	147,119
Total Liabilities	1,948,978	1,804,339
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 76,480 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (Note 6)	9,567,439	9,567,439
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 1,472,891 and 566,908 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively(1) (Note 6)	147	57
Additional Paid-in Capital(1)	36,821,588	34,860,590
Accumulated Other Comprehensive Income	125,567	135,471
Accumulated Deficit	(42,404,506)	(40,527,957)
60P Shareholders’ Equity:	4,110,235	4,035,600
Noncontrolling Interest	(81,346)	(80,594)
Total Shareholders’ Equity	4,028,889	3,955,006
Total Liabilities and Shareholders’ Equity	$5,977,867	$5,759,345

(1)	Prior periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024 and the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	For The Three Months Ended March 31,
	2025	2024
Product Revenues – net of Discounts and Rebates	$163,552	$105,674
Cost of Revenues	73,272	65,437
Gross Profit	90,280	40,237
Research Revenues	92,731	29,631
Net Revenue	183,011	69,868

Operating Expenses:
Research and Development	407,622	337,182
General and Administrative Expenses	1,686,264	1,075,134
Total Operating Expenses	2,093,886	1,412,316

Loss from Operations	(1,910,875)	(1,342,448)

Interest Expense	(1,790)	(1,402)
Change in Fair Value of Derivative Liabilities	5,105	1,740,847
Other Income, net	30,322	31,051
Total Interest and Other Income, net	33,637	1,770,496
(Loss) Income from Operations before Provision for Income Taxes	(1,877,238)	428,048
Provision for Income Taxes (Note 9)	63	63
Net (Loss) Income including Noncontrolling Interest	(1,877,301)	427,985
Net Loss – Noncontrolling Interest	(752)	(2,485)
Net (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,876,549)	430,470

Comprehensive (Loss) Income:
Net (Loss) Income	(1,877,301)	427,985
Unrealized Foreign Currency Translation Loss	(9,904)	(3,894)
Total Comprehensive (Loss) Income	(1,887,205)	424,091

Net Loss – Noncontrolling Interest	(752)	(2,485)
Comprehensive (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,886,453)	426,576

Cumulative Dividends on Series A Preferred Stock	(118,158)	(117,881)
Net (Loss) Income - attributed to common stockholders	$(2,004,611)	$308,695

Net (Loss) Income per Common Share:
Basic and Diluted	$(1.56)	$1.83
Weighted Average Number of Common Shares Outstanding(1)
Basic and Diluted	1,283,462	168,756

(1)	Prior periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024 and the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2025
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable	Noncontrolling Interest on	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	Equity
Balance—December 31, 2024	76,480	$9,567,439	566,908	$57	$34,860,590	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006
Issuance of common stock and warrants pursuant to January 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	204,312	20	804,326	-	-	804,346	-	804,346
Issuance of common stock and warrants pursuant to February 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	300,700	30	908,597	-	-	908,627	-	908,627
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	385,200	38	1,888	-	-	1,926	-	1,926
Issuance of shares for annual performance bonuses, net of shares withheld for taxes	-	-	15,809	2	103,542	-	-	103,544	-	103,544
Share-based compensation expense	-	-	-	-	142,645	-	-	142,645	-	142,645
Net foreign translation loss	-	-	-	-	-		(9,904)	(9,904)	-	(9,904)
Net loss	-	-	-	-	-	(1,876,549)	-	(1,876,549)	(752)	(1,877,301)
Share rounding adjustment for reverse stock split	-	-	(38)	-	-		-	-	-	-
Balance— March 31, 2025	76,480	$9,567,439	1,472,891	$147	$36,821,588	$(42,404,506)	$125,567	$4,110,235	$(81,346)	$4,028,889

(1)	Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

	For the Three Months Ended March 31, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable	Noncontrolling Interest on	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Income (Loss)	to 60P	Shareholders	Equity
Balance—December 31, 2023	78,803	$9,858,040	96,847	$10	$27,457,373	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs (Note 6)	-	-	87,683	9	1,898,287	-	-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	8,326	1	4,994	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	3,201	-	-	-	-	-	-	-
Net foreign translation loss	-	-	-	-	-	-	(3,894)	(3,894)	-	(3,894)
Net income (loss)	-	-	-	-	-	430,470	-	430,470	(2,485)	427,985
Balance— March 31, 2024	78,803	$9,858,040	196,057	$20	$29,360,654	$(32,150,380)	$131,667	$7,200,001	$(74,523)	$7,125,478

(1)	Prior periods presented have been adjusted to reflect the 1:12 reverse stock split on August 12, 2024 and the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,877,301)	$427,985
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Depreciation	6,694	407
Amortization	10,103	8,207
Amortization of ROU Asset	-	13,517
Amortization of Capitalized Share-Based Payments	44,118	125,368
Share-Based Compensation under Equity Incentive Plan	142,645	-
Change in Fair Value of Derivative Liabilities	(5,105)	(1,740,847)
Write-offs of Capitalized Patents	-	8,378
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,495)	(84,888)
Prepaid and Other Assets	131,689	61,841
Inventory	(330,474)	30,792
Accounts Payable and Accrued Liabilities	261,905	23,243
Accrued Interest, net	19,855	(791)
Reduction of Lease Liability	-	(13,650)
Net Cash Used in Operating Activities	(1,597,366)	(1,140,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(2,804)	(726)
Purchases of Fixed Assets	(2,678)	-
Acquisition of Intangibles	-	(9,088)
Maturities of Short-Term Investments	1,708,000	-
Net Cash Provided by (Used in) Investing Activities	1,702,518	(9,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	-	1,898,296
Net Proceeds from January 2025 Offering	804,346	-
Net Proceeds from February 2025 Offering	908,627	-
Shares Withheld for Net Share Settlement of Performance Bonuses	(18,000)	-
Proceeds from Exercise of Pre-Funded Warrants	1,926	4,995
Net Cash Provided by Financing Activities	1,696,899	1,903,291

Effect of Exchange Rate Changes on Cash	(9,904)	(824)

Change in Cash and Cash Equivalents	1,792,147	752,215
Cash and Cash Equivalents—Beginning of Period	1,659,353	2,142,485
Cash and Cash Equivalents—End of Period	$3,451,500	$2,894,700

NONCASH INVESTING/FINANCING ACTIVITIES
Fair Value of Warrants Issued to Underwriters	$-	$71,364
Purchases of Fixed Assets included in Accounts Payable	$10,000	$-
Gross Shares Issued for Annual Performance Bonuses	$121,544	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

60 Degrees Pharmaceuticals, Inc. was incorporated in Delaware on June 1, 2022 and merged on the same day with 60 Degrees Pharmaceuticals, LLC, a District of Columbia limited liability company organized on September 9, 2010 (“60P LLC”). 60 Degrees Pharmaceuticals, Inc. and its subsidiary (referred to collectively as the “Company”, “60P”, or “60 Degrees Pharmaceuticals”) is a specialty pharmaceutical company that specializes in the development and marketing of new medicines for the treatment and prevention of infectious diseases. 60P achieved FDA approval of its lead product, ARAKODA® (tafenoquine), for malaria prevention, in 2018. Currently, 60P’s pipeline under development covers development programs for tick-borne fungal and other viral diseases utilizing three of the Company’s future products: (i) new products that contain the Arakoda regimen of tafenoquine; (ii) new products that contain tafenoquine; and (iii) celgosivir and/or botanical extracts from Australian Chestnut Trees. The Company’s headquarters are located in Washington, D.C., with a majority-owned subsidiary in Australia.

Initial Public Offering

On July 14, 2023, the Company closed its initial public offering consisting of 23,585 units at a price of $318.00 per unit for $6,454,325 in net proceeds (the “IPO”). Each unit consisted of one share of common stock of the Company, par value $0.0001 per share, one tradeable warrant to purchase one share of common stock at an exercise price of $365.70 per share (a “Tradeable Warrant”), and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $381.60 per share (a “Non-tradeable Warrant”). The Tradeable Warrants and Non-Tradeable Warrants were immediately exercisable on the date of issuance and will expire five years from the date of issuance (July 12, 2023 to July 12, 2028). The common stock and tradeable warrants began trading on The Nasdaq Capital Market on July 12, 2023 under the symbols “SXTP” and “SXTPW,” respectively. The closing of the IPO occurred on July 14, 2023.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the risks associated with developing product candidates and successfully launching and commercializing its drug/device combination products, the Company’s ability to obtain regulatory approval of such products in the United States and other geography markets, the uncertainty of the broad adoption of its approved products by physicians and consumers, and significant competition.

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At March 31, 2025, the Company had cash and cash equivalents totaling $3,451,500, as compared to cash and cash equivalents totaling $1,659,353 at December 31, 2024. During the three months ended March 31, 2025, the Company used cash of $1,597,366 in its operating activities. The Company’s capital commitments over the next twelve months include interest payments on the Company’s debt arrangement of $8,772 and $1,157,979 to satisfy accounts payable and accrued expenses.

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

Management plans to fund operations of the Company through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a subsequent offering until such a time as the business achieves profitability or a business combination may be achieved. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are favorable to the Company. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If the Company raises funds through collaborations, or other similar arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company and/or may reduce the value of its common stock. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market its product candidates even if the Company would otherwise prefer to develop and market such product candidates itself.

As such, management concluded that such plans do not alleviate the substantial doubt about the ability of the Company to continue as a going concern for one year from the date these consolidated condensed financial statements are issued.

The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business, and do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of 60P and its subsidiary are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 due to various factors. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2024 and 2023, included in the Company’s annual report on Form 10-K, as filed with the SEC on March 27, 2025 (the “Annual Report”). Certain information, footnote disclosures, and significant accounting policies that would substantially duplicate the disclosures contained in the Annual Report have been omitted.

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

Reverse Stock Splits

Following stockholder approval in July 2024, the Company effected a reverse stock split at a ratio of 1:12, which was effective as of August 12, 2024 (the “1:12 Reverse Stock Split”). On November 6, 2024, a majority of the Company’s stockholders approved an additional reverse stock split at a split ratio ranging between 1:3 and 1:5, as determined by the Board of Directors in its sole discretion. On February 10, 2025, the Board of Directors approved a 1:5 reverse split ratio. On February 24, 2025, the Company effected the 1:5 reverse stock split (the “1:5 Reverse Stock Split”, and together with the 1:12 Reverse Stock Split, the “Reverse Stock Splits”). Beginning February 24, 2025, the common stock traded on The Nasdaq Capital Market on a split adjusted basis.

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

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At March 31, 2025, significant customers represented 94% of receivables (consisting of five total customers and two significant customers at 81% and 13%, respectively), and 95% of receivables at December 31, 2024 (consisting of three customers and one significant customer). For the three months ended March 31, 2025, significant customers comprised 85% of total net product revenues (consisting of three total customers and one significant customer). For the three months ended March 31, 2024, 99% of total net revenues (consisting of three customers and one significant customer) were generated from significant customers.

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

The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net income or loss for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The significant components of consolidated net income or loss regularly provided to the CODM include net product revenues and the significant expense categories presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income (cost of revenues, research and development, and general and administrative expenses). These are presented at the consolidated level and used by the CODM to monitor budgeted versus actual results to make key operating decisions. The information and operating expense categories presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the Consolidated Balance Sheets. Total consolidated cash and cash equivalents and short-term investments were $3,451,500 and $3,387,825 as of March 31, 2025 and December 31, 2024, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. As of March 31, 2025, derivative liabilities consist of contingent payment arrangements. The Company uses a probability-weighted expected return method to determine the fair value of these instruments.

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

Equity-Classified Warrants

As of March 31, 2025, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

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

The Company receives the majority of its revenues from sales of its Arakoda product to resellers in the US and abroad. The Company records US commercial revenues as a receivable when our American distributor transfers shipped product to their title model for 60P. Foreign sales to both Australia and Europe are recognized as a receivable at the point product is shipped to distributor. The shipments to Australia and Europe are further subject to profit sharing agreements for boxes sold to customers.

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

The Company recorded $407,622 in research and development expense during the three months ended March 31, 2025 ($337,182 for the three months ended March 31, 2024). The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation - Stock Compensation. See Note 10 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at March 31, 2025 and December 31, 2024 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$635,725	$635,725
Total	$-	$-	$635,725	$635,725

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$640,830	$640,830
Total	$-	$-	$640,830	$640,830

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024 is presented in Note 8 (Derivative Liabilities).

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

As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash, accounts receivable, accounts payable, and accrued expenses) approximate their fair value due to the short-term nature of such instruments. Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of March 31, 2025 and December 31, 2024.

Foreign Currency Transactions and Translation

The individual financial statements of each group entity are measured and presented in the currency of the primary economic environment in which the entity operates (its functional currency). The consolidated condensed financial statements of the Company are presented in United States dollars, which is the functional currency of the Company and the presentation currency for the consolidated condensed financial statements.

For the purpose of presenting consolidated condensed financial statements, the assets and liabilities of the Company’s foreign operations are mostly translated at exchange rates prevailing on the reporting date. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuate significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized as a component of other comprehensive income (loss) as Unrealized Foreign Currency Translation Gain or Loss.

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Three Months ended March 31,		As of
Currency	2025	2024	March 31, 2025	December 31, 2024
1 AUD =	0.63 USD	0.66 USD	0.62 USD	0.62 USD

Reclassifications

Certain prior period interim amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated condensed results of operations and comprehensive (loss) income, shareholders’ equity, or cash flows.

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

Net (Loss) Income per Common Share

Net (Loss) Income per Common Share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding during each period. The Company includes pre-funded warrants, which carry a nominal exercise price per share, in its computation of basic and diluted net loss per share beginning on the date of issuance. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as an addition to net loss or a reduction of net income in determining basic and diluted net (loss) income attributable to common stockholders.

As the Company reported a net loss for the three months ended March 31, 2025, the calculation of diluted net loss per common share is the same as basic net loss per common share. For the three months ended March 31, 2024, all securities that could potentially dilute basic net income per share in the future have been excluded from the diluted calculation because the effect would be antidilutive.

As a result of the Reverse Stock Splits, which were effective as of August 12, 2024 at a ratio of 1:12 and February 24, 2025 at a ratio of 1:5, all shares of outstanding common stock and net (loss) income per common share calculations have been retroactively adjusted for all periods presented.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through May 15, 2025, which is the date the financial statements were issued. See Note 12.

Recently Adopted and Issued Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. The Company regularly evaluates new ASUs to determine the impact that these pronouncements may have on the consolidated condensed financial statements. Other than the pronouncements listed below, the Company believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company’s consolidated condensed financial statements or related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which applies to all public business entities that file financial statements with the SEC. The amendments in this ASU require public business entities to disclose on an annual and interim basis, disaggregated information about certain income statement expense line items. The new standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statement disclosures.

3. INVENTORY

Inventory consists of the following major classes:

	March 31, 2025	December 31, 2024
Raw Material (API)	$345,194	$-
Work in Process	284,883	284,883
Finished Goods	143,161	157,881
Inventory	$773,238	$442,764

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated net realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to Cost of Revenues in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income. During the three months ended March 31, 2025 and 2024, write-downs for expired inventory were immaterial.

4. PROPERTY AND EQUIPMENT

Property and Equipment, net consists of:

	March 31, 2025	December 31, 2024
Lab Equipment	$243,411	233,411
Machinery	55,800	55,800
Computer Equipment	7,775	7,000
Furniture	3,030	3,030
Property and Equipment, at cost	310,016	299,241
Accumulated Depreciation	(154,224)	(149,433)
Property and Equipment, net	$155,792	$149,808

Depreciation expense for the three months ended March 31, 2025 and 2024 was in the amount of $6,694 and $407, respectively.

5. INTANGIBLE ASSETS

Intangible Assets, net consists of:

	March 31, 2025	December 31, 2024
Patents	$130,407	$127,603
Website Development Costs	104,622	104,622
Intangible Assets, at cost	235,029	232,225
Accumulated Amortization	(85,244)	(75,141)
Intangible Assets, net	$149,785	$157,084

During the three months ended March 31, 2025 and 2024, the Company capitalized website development related costs of $0 and $9,088, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www. 60degreespharma.com. Amortization expense for the three months ended March 31, 2025 and 2024, was in the amount of $10,103 and $8,207, respectively. During the three months ended March 31, 2025, there were no write-downs for expired or obsolete patents ($8,378 for the three months ended March 31, 2024).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of March 31, 2025:

Period	Patents	Website Development Costs
2025 (remaining nine months)	$5,175	$23,042
2026	6,899	12,432
2027	6,899	3,094
2028	6,899	-
2029	6,899	-
Thereafter	36,427	-
Total	$69,198	$38,568

The Company has recorded $42,019 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of March 31, 2025, 1,472,891 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

Following stockholder approval in July 2024, on July 30, 2024, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:12 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of August 12, 2024. As of the effective time of the 1:12 Reverse Stock Split, every twelve (12) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock.

Following stockholder approval in November 2024, on February 18, 2025, the Company filed an additional Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:5 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of February 24, 2025. As of the effective time of the 1:5 Reverse Stock Split, every five (5) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock.

No fractional shares of common stock were issued in connection with the Reverse Stock Splits. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. The Reverse Stock Splits did not change the authorized number of shares of common stock or preferred stock, the par value of the common stock, or the number of issued and outstanding shares of Series A Preferred Stock. All references to numbers of shares of the Company’s common stock and per share information in these consolidated condensed financial statements have been retroactively adjusted, as appropriate, to reflect the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Common Stock

January 2025 Offering

On January 28, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering priced at-the-market under the rules of Nasdaq, an aggregate of 204,312 shares of common stock at a purchase price of $5.105 per share. The shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796). In a concurrent private placement, the Company also issued to the investors unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 408,621 shares of common stock at an exercise price of $3.855 per share. The January 2025 Warrants are exercisable upon issuance, or January 30, 2025, and expire twenty-four months from the date of issuance, or January 30, 2027. The registered direct offering and concurrent private placement (together, the “January 2025 Offering”) closed on January 30, 2025, resulting in net proceeds to the Company of approximately $804,346, after deducting the placement agent fees and other offering expenses paid by the Company.

As compensation for acting as the placement agent for the January 2025 Offering, in addition to certain cash fees, the Company issued H.C. Wainwright & Co., LLC (the “Placement Agent”) warrants to purchase up to 15,325 shares of common stock at an exercise price of $6.382 (the “January 2025 Agent Warrants”). The January 2025 Agent Warrants were exercisable upon issuance and expire twenty-four months from the date of issuance.

February 2025 Offering

On February 5, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering priced at-the-market under the rules of Nasdaq, an aggregate of 300,700 shares of the Company’s common stock at a purchase price of $3.575 per share. In a concurrent private placement, the Company separately issued to the investors unregistered warrants to purchase up to an aggregate of 300,700 shares of common stock at an exercise price of $2.95 per share (the “February 2025 Warrants”). The February 2025 Warrants were immediately exercisable upon issuance and expire twenty-four months from the date of issuance. The registered direct offering and concurrent private placement (together, the “February 2025 Offering”) closed on February 6, 2025, resulting in net proceeds to the Company of approximately $908,627, after deducting the placement agent fees and other offering expenses paid by the Company.

As compensation for acting as the placement agent for the February 2025 Offering, in addition to certain cash fees, the Company issued the Placement Agent warrants to purchase up to 22,554 shares of common stock at an exercise price of $4.469 (the “February 2025 Agent Warrants”). The February 2025 Agent Warrants were exercisable upon issuance and expire twenty-four months from the date of issuance.

January 2024 Offering

On January 29, 2024, the Company closed its public offering (the “January 2024 Offering”) consisting of (i) 87,682 units consisting of one share of common stock and one warrant exercisable for one share of common stock (the “January 2024 Warrants”), and (ii) 16,652 pre-funded units consisting of one pre-funded warrant exercisable for one share of common stock (the “January 2024 Pre-Funded Warrants”) and one warrant identical to the January 2024 Warrants included in the units. The January 2024 Pre-Funded Warrants have an exercise price of $0.60 per share and were immediately exercisable until exercised in full. The January 2024 Warrants have an exercise price of $25.41 per share, were immediately exercisable upon issuance, and expire on January 31, 2029. The January 2024 Offering closed on January 31, 2024, generating net proceeds to the Company of approximately $1.9 million, after deducting underwriting discounts and commissions and the payment of other offering expenses payable by the Company of approximately $510,000.

The Company granted WallachBeth Capital LLC a 45-day over-allotment option to purchase additional shares of common stock, additional January 2024 Warrants, or additional January 2024 Pre-Funded Warrants, or any combination thereof. WallachBeth Capital LLC partially exercised its over-allotment option with respect to 13,637 January 2024 Warrants on January 31, 2024, and an additional one share of common stock and one January 2024 Warrant on February 14, 2024.

The Company also issued to WallachBeth Capital LLC warrants (the “January 2024 Representative Warrants”) to purchase 6,260 shares of the Company’s common stock at an exercise price of $25.41 per share. The January 2024 Representative Warrants were immediately exercisable beginning on January 31, 2024 until January 31, 2029.

Warrant Exercises

During the three months ended March 31, 2025, the Company issued 385,200 shares of common stock upon the exercise of 385,200 pre-funded warrants issued in September 2024, resulting in proceeds to the Company of $1,926. During the three months ended March 31, 2024, the Company issued 8,326 shares of common stock upon the exercise of 8,326 January 2024 Pre-Funded Warrants, resulting in proceeds to the Company of $4,995.

Common Stock Warrants

As of March 31, 2025, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2024(1)	1,765,070	$17.59	3.26
Granted	747,200	3.56	2.00
Exercised	(385,200)	0.01	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2025	2,127,070	$15.85	2.60
Total exercisable, March 31, 2025	2,127,070	$15.85	2.60

(1)	Weighted average remaining contractual life at December 31, 2024 excludes 385,200 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, for which 0 warrants remain outstanding and exercisable at March 31, 2025.

During the three months ended March 31, 2025, the Company received aggregate cash proceeds of $1,926 upon the exercise of 385,200 pre-funded warrants issued in September 2024.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	52,737	$369.98	4.47
Granted	140,884	22.48	5.00
Exercised	(8,326)	0.60	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2024	185,295	$122.36	4.67
Total exercisable, March 31, 2024	185,295	$122.36	4.67

During the three months ended March 31, 2024, the Company received aggregate cash proceeds of $4,995 upon the exercise of 8,326 January 2024 Pre-Funded Warrants.

Series A Preferred Stock

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions, and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three months ended March 31, 2025, dividends in the amount of $118,158 accrued on outstanding shares of Series A Preferred Stock ($117,881 during the three months ended March 31, 2024). As of March 31, 2025, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $822,173. To date, the Company has not declared or paid any dividends.

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

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series A Preferred Stock (but unchanged as a result of the Reverse Stock Splits impacting the common stock on August 12, 2024 and February 24, 2025) (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, as adjusted for the 1:12 Reverse Stock Split after August 12, 2024 and the 1:5 Reverse Stock Split after February 24, 2025, or $300 per share, or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

7. DEBT

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of March 31, 2025 and December 31, 2024 was $155,274 and $155,891, respectively. The current maturity at March 31, 2025 is $8,772 and the long-term liability is $146,502 ($8,772 and $147,119 at December 31, 2024, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2025 (remaining nine months)	$-
2026	404
2027	3,217
2028	3,332
2029	3,467
Thereafter	139,580
Total	$150,000

8. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income/expense as the change in fair value of derivative liabilities.

As of March 31, 2025 and December 31, 2024, derivative liabilities consist of the contingent milestone payment due to Knight Therapeutics, Inc. (“Knight”), a former lender of the Company, as required by the Debt Conversion Agreement executed between the Company and Knight on January 9, 2023, as subsequently amended (the “Knight Debt Conversion Agreement”). Key points of this agreement were as follows:

●	The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of principal and accumulated interest. As a result of the completion of the IPO, the cumulative outstanding principal as of March 31, 2022 converted to 18,473 shares of common stock (representing 19.9% ownership of the Company’s common stock after giving effect to the IPO), and the entirety of the accumulated interest as of March 31, 2022 converted into 80,965 shares of Series A Preferred Stock, in full satisfaction of the Company’s obligations with respect to the outstanding principal and accumulated interest.

●	The Parties agreed that the Company will make a milestone payment of $10 million to Knight if, after the IPO, the Company sells Arakoda™ or if a Change of Control (as per the definition included in the original loan agreement dated on December 10, 2015) occurs, provided that the purchaser of Arakoda™ or individual or entity gaining control of the Borrower is not the Lender or an affiliate of the Lender.

●	For the period ending upon the earlier of (i) 10 years after the closing of the IPO, or (ii) the conversion or redemption in full of the Series A Preferred Stock, the Company will pay to Knight a royalty equal to 3.5% of the Company’s net sales (the “Royalty”) on a quarterly basis, where “Net Sales” has the same meaning as in the Company’s license agreement with the U.S. Army for tafenoquine.

Upon consummation of the IPO, the Company concluded that the contingent milestone payment is a freestanding financial instrument that meets the definition of a derivative under ASC 815, and accordingly, the fair value of the derivative liability is marked to market each reporting period until settled. The Royalty due to Knight was determined to be an embedded component of the Series A Preferred Stock, however, is exempt from derivative accounting under the ASC 815 scope exception for specified volumes of sales or service revenues. Therefore, the Company accrues a royalty expense as sales are made.

The valuation of the contingent milestone payment includes significant unobservable inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields.

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2025:

	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2024	$640,830	$640,830
Change in fair value	(5,105)	(5,105)
Derivative liabilities - March 31, 2025	$635,725	$635,725

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2024:

	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2023	$2,306,796	$2,306,796
Change in fair value	(1,740,847)	(1,740,847)
Derivative liabilities - March 31, 2024	$565,949	$565,949

Changes in the fair value of derivative liabilities are included in other income in the accompanying consolidated condensed statements of operations and comprehensive (loss) income. During the three months ended March 31, 2025 and 2024, the Company recorded a net change in the fair of derivative liabilities of ($5,105) and ($1,740,847), respectively.

9. INCOME TAXES

The Company did not record a federal income tax provision or benefit for the three months ended March 31, 2025 and 2024 due to taxable losses. The Company recorded a provision for income taxes for DC of $63 for the three months ended March 31, 2025, thereby reflecting the minimum statutory tax due ($63 for the three months ended March 31, 2024).

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
General and Administrative Expenses	$186,763	$125,368
Total Share-Based Compensation Expense Included in Operating Expenses	$186,763	$125,368

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, non-employees, and directors under the 2022 Plan. As of March 31, 2025, the number of remaining shares available for issuance under the 2022 Plan is equal to 57,068.

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

During the three months ended March 31, 2025, the Company granted a total of 120,000 stock options to two executives at a per share exercise price of $6.55. These options are subject to vesting annually in five equal tranches, with the first 20% tranche fully vested on the date of grant and thereafter, vest on the last date of each fiscal year beginning December 31, 2025. The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $4.55. There were no stock options granted during the three months ended March 31, 2024.

The following table summarizes the significant assumptions used in determining the fair value of options granted during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Weighted-average grant date fair value	$4.55	N/A
Risk-free interest rate	4.36%	N/A
Expected volatility	90.00%	N/A
Expected term (years)	4.50	N/A
Expected dividend yield	0.00%	N/A

For the three months ended March 31, 2025, the Company recognized $142,645 of compensation expense related to stock option awards ($0 for the three months ended March 31, 2024).

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

During the three months ended March 31, 2025 and 2024, 0 shares of common stock underlying RSUs vested and no RSUs were granted. The Company recognized $0 of compensation expense related to vested RSUs for the three months ended March 31, 2025 and 2024.

Annual Performance Bonus

In December 2024, the Board approved the payment of 2024 performance bonuses to executives of the Company. Each executive was provided the option of receiving up to $20,000 in cash, with the remainder paid in shares of common stock determined based on the closing market price on January 2, 2025. On January 20, 2025, the Company issued a total of 15,809 shares of common stock to the executives in settlement of the share-based portion of the 2024 performance bonuses. Approximately 2,748 shares were withheld to cover payroll tax withholdings.

Share-Based Payments to Vendors for Services

In 2023, the Company issued shares of common stock as share-based payments to certain vendors in exchange for services to be rendered to the Company in the future. For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments as a prepaid asset on the grant date, as defined in ASC 718. The corresponding cost is expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. As of March 31, 2025, the remaining unamortized balance of prepaid assets related to these share-based payments for which the grant date criteria has been met and the services are expected to be rendered within one year is $306,181 ($306,181 at December 31, 2024), which is presented as a component of Prepaid and Other Assets on the accompanying Consolidated Condensed Balance Sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $22,059 ($66,176 at December 31, 2024), reported in Long-Term Prepaid Expense on the accompanying Consolidated Condensed Balance Sheets.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to a single lease for its office space located in Washington, DC, which was most recently renewed for an additional one-year term that expires March 31, 2026. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs. Operating lease costs, including short-term leases, were in the amount of $4,967 and $14,053 for the three months ended March 31, 2025, and March 31, 2024, respectively.

Board of Directors

In November and December 2022, the Company signed agreements with four director nominees (Cheryl Xu, Paul Field, Charles Allen, and Stephen Toovey) which came into effect on July 11, 2023, the date the Company’s Registration Statement was declared effective. Each director is entitled to receive cash compensation of $11,250 quarterly. In addition, the two non-audit committee chairs (Toovey, Field) will receive $1,250 per quarter and the audit committee chair (Allen) will receive an additional $2,000 per quarter. In addition, each director is entitled to receive annual equity-based compensation awards, with the amounts and terms to be determined by the Compensation Committee.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Contingent Compensation

Following the Company’s IPO and the conversion of the outstanding debt pursuant to the Knight Debt Conversion Agreement as discussed in Note 8, the Company is obligated to pay Knight a contingent milestone payment of $10 million if the Company sells Arakoda or if a Change of Control occurs. The Company accounts for the contingent milestone payment as a derivative liability (See Note 8).

On July 15, 2015, the Company entered into the Exclusive License Agreement with the U.S. Army Medical Materiel Development Activity (the “U.S. Army”), which was subsequently amended (the “U.S. Army Agreement”), in which the Company obtained a license to develop and commercialize the licensed technology with respect to all therapeutic applications and uses excluding radical cure of symptomatic vivax malaria. The term of the U.S. Army Agreement will continue until the expiration of the last to expire of the patent application or valid claim of the licensed technology, or 20 years from the start date of the U.S. Army Agreement, unless terminated earlier by the parties. The Company must make a minimum annual royalty payment of 3% of Net Sales (as defined in the U.S. Army Agreement) for Net Sales less than $35 million, and 5% of Net Sales greater than $35 million, with US government sales excluded from the definition of Net Sales. In addition, the Company must pay fees upon the achievement of certain milestones. The Company accrues the minimum annual royalty when the related sales occur. The achievement of the remaining milestones under the U.S. Army Agreement are not considered probable and thus no accruals for the related milestone payments have been made.

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), in which the Company obtained a license to research and commercialize the licensed technology with respect the use of tafenoquine for treatment and/or prevention of babesiosis (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) for tafenoquine sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales for 60P products that are not sold in a format labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make royalty payments equal to 20% of the revenue received by the Company for sales of tafenoquine sold in a format labeled for use in the treatment of babesiosis or 10% for sales of tafenoquine that are not sold in a format labeled for use in the treatment of babesiosis. As of March 31, 2025, the royalty period has not commenced, thus no accruals have been made.

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2025, which is the date the financial statements were issued. There have been no events or transactions during this time which would have a material effect on these consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in certain of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We are a specialty pharmaceutical company with a goal of using cutting-edge biological science and applied research to further develop and commercialize new therapies for the prevention and treatment of infectious diseases. We have successfully achieved regulatory approval of Arakoda® (“Arakoda”), a malaria preventative treatment that has been on the market since late 2019. Currently, 60P’s pipeline under development covers development programs for vector-borne, fungal, and viral diseases utilizing three of the Company’s future products: (i) new products that contain the Arakoda regimen of Tafenoquine; (ii) new products that contain Tafenoquine; and (iii) Celgosivir and/or botanical extracts from Australian Chestnut Trees.

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

Business Developments

The following highlights significant business developments in our business during the quarter ended March 31, 2025.

●	On January 8, 2025, we announced that the first patient has been enrolled in NCT06478641, an expanded access clinical study intended to confirm the activity of tafenoquine in treating patients with persistent babesiosis who have failed standard of care treatment and are at high risk of experiencing a relapse.

●	On January 20, 2025, we issued a total of 15,809 shares of common stock and paid $60,000 in cash to our executives in settlement of 2024 performance bonuses, as approved by our Board in December 2024.

●	On January 28, 2025, we announced the approval by an Investigational Review Board (IRB) of a new Phase II clinical study. The study (NCT06656351) will evaluate the efficacy and safety of the ARAKODA® regimen (tafenoquine) over 90 days for treating patients with a presumptive diagnosis of chronic babesiosis who have experienced severe fatigue with significant functional impairment for at least six months upon enrollment. Patient enrollment is expected to begin in Q3 2025.

●	In February 2025, the FDA authorized the importation of Kodatef from Australia, to cover any future disruption of Arakoda in the U.S. market. Kodatef is the branded version of tafenoquine for malaria prevention approved by the TGA for use in Australia. The Company made this request of the FDA due to robust demand for Arakoda in late 2024 and early 2025, and the potential for delays in the completion of new lots of Arakoda currently being commercially validated by our key supplier, PCI. Although we anticipate that new commercial Arakoda lots will enter the supply chain prior to the exhaustion of existing inventory, Kodatef will be available to cover any shortage through a specialty pharmacy that already carries Arakoda, and has the capacity to ship to customers in all 50 states.

●	We issued an aggregate of 385,200 shares of common stock during the quarter upon the exercise of 385,200 pre-funded warrants issued in September 2024, resulting in proceeds of $1,926.

1:5 Reverse Stock Split

On November 6, 2024, our Board of Directors (“Board”) approved a reverse stock split of our common stock at a split ratio ranging between 1:3 and 1:5, as determined by the Board in its sole discretion. On November 6, 2024, a majority of our stockholders approved the proposed reverse stock split. On February 10, 2025, the Board approved a 1-for-5 reverse split ratio. On February 18, 2025, we filed a Certificate of Amendment to the Certificate of Incorporation, as corrected, with the Secretary of State of the State of Delaware that provides for a 1-for-12 split. On February 24, 2025, we effectuated a 1-for-5 reverse stock split of our common stock (the “1:5 Reverse Stock Split”). Beginning February 24, 2025, our common stock traded on The Nasdaq Capital Market on a split adjusted basis.

As a result of the 1:5 Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of our equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the 1:5 Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the effects of the 1:5 Reverse Stock Split.

January 2025 Offering

On January 28, 2025, we entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain institutional investors (the “January 2025 Purchasers”) pursuant to which we sold an aggregate of 204,312 shares of common stock at a purchase price of $5.105 per share in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”). In a concurrent private placement, we also issued to the January 2025 Purchasers unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 408,621 shares of common stock at an exercise price of $3.855 per share. The January 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

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

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as our exclusive placement agent in connection with the offering. Pursuant to the terms of the placement agent agreement, we paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, we paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. We also issued to the Placement Agent (or its designees) warrants to purchase up to 15,325 shares of common stock (the “January 2025 Placement Agent Warrants”). The January 2025 Placement Agent Warrants have an exercise price equal to $6.382 per share and are exercisable upon issuance and expire twenty-four months from the date of issuance.

The registered direct offering and the concurrent private placement (collectively, the “January 2025 Offering”) closed on January 30, 2025, resulting in net proceeds of approximately $804,346, after deducting estimated offering expenses paid by us, including the Placement Agent fees.

Pursuant to the January 2025 Securities Purchase Agreement, within 45 days from the date of the January 2025 Securities Purchase Agreement, we were required to file a registration statement with the SEC providing for the resale by the January 2025 Purchasers of the shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective by the SEC on April 2, 2025. The Company shall use commercially reasonable efforts to keep such registration statement effective at all times until no January 2025 Purchaser owns any January 2025 Warrants or shares underlying the January 2025 Warrants issuable upon exercise thereof.

February 2025 Offering

On February 5, 2025, we entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain institutional investors (the “February 2025 Purchasers”) pursuant to which we sold an aggregate of 300,700 shares of common stock at a purchase price of $3.575 per share in a registered direct offering priced at-the-market under the rules of Nasdaq. In a concurrent private placement, we also issued to the February 2025 Purchasers unregistered warrants (the “February 2025 Warrants”) to purchase up to an aggregate of 300,700 shares of common stock at an exercise price of $2.95 per share. The February 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

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

The Placement Agent acted as our exclusive placement agent in connection with the offering. Pursuant to the terms of the placement agent agreement, we paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, we paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. We also issued to the Placement Agent (or its designees) warrants to purchase up to 22,554 shares of Common Stock (the “February 2025 Placement Agent Warrants”). The February 2025 Placement Agent Warrants have an exercise price equal to $4.469 per share and are exercisable upon issuance and expire twenty-four months from the date of issuance.

The registered direct offering and the concurrent private placement (collectively, the “February 2025 Offering”) closed on February 6, 2025, resulting in net proceeds of approximately $908,627, after deducting estimated offering expenses paid by us, including the Placement Agent fees.

Pursuant to the February 2025 Securities Purchase Agreement, within 45 days from the date of the February 2025 Securities Purchase Agreement, we were required to file a registration statement with the SEC providing for the resale by the February 2025 Purchasers of the shares of common stock issuable upon exercise of the February 2025 Warrants. The registration statement was declared effective by the SEC on April 2, 2025. The Company shall use commercially reasonable efforts to keep such registration statement effective at all times until no February 2025 Purchaser owns any February 2025 Warrants or shares underlying the February 2025 Warrants issuable upon exercise thereof.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $3,451,500 ($1,659,353 as of December 31, 2024). For the three months ended March 31, 2025 and 2024, our net cash used in operating activities was $1,597,366 and $1,140,438, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $1.9 million received under the ATM Agreement, an additional $5.127 million in cumulative net proceeds received from the September 2024 Private Placement and the January and February 2025 Offerings, and recent growth in Arakoda sales, we estimate that we will have sufficient funds to remain viable through August 31, 2025, excluding the additional costs of conducting the Phase II study for chronic babesiosis patients (currently being planned), and assuming no additional capital raises. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

In their audit report for the fiscal year ended December 31, 2024, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. The audited consolidated financial statements for the year ended December 31, 2024 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern.

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

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business, and do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2025:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$4,455	$6,870	$138,675
Interest obligations on the debt arrangements	102,604	8,772	13,089	10,674	70,069
Accounts payable and accrued expenses	1,157,979	1,157,979	-	-	-
Total	$1,410,583	$1,166,751	$17,544	$17,544	$208,744

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

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, shipping, manufacturing-related costs incurred in the production process, serialization costs, and inventory write-downs due to expiration.

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

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted R&D services and costs associated with preparation for and conducting our Babesiosis trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and expensed over the service period as the services are provided. We have also issued shares of our common stock to vendors in exchange for research and development services.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries, advertising and promotion expenses, professional services fees, such as consulting, audit, accounting and legal fees, general corporate costs and allocated costs, including facilities, information technology and amortization of intangibles.

Interest and Other Income (Expense), Net

We earn interest income from cash invested in interest-bearing accounts, as well as cash equivalents and short-term investments consisting of certificates of deposits with original maturities ranging from three to six months. Interest expense for the periods presented is limited to a single $150,000 SBA loan that bears interest at 3.75%. Other components of other income (expense) include changes in the fair value of derivative liabilities and other miscellaneous income or expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2025	2024
Product Revenues – net of Discounts and Rebates	$163,552	$105,674
Cost of Revenues	73,272	65,437
Gross Profit	90,280	40,237
Research Revenues	92,731	29,631
Net Revenue	183,011	69,868

Operating Expenses:
Research and Development	407,622	337,182
General and Administrative Expenses	1,686,264	1,075,134
Total Operating Expenses	2,093,886	1,412,316

Loss from Operations	(1,910,875)	(1,342,448)

Interest Expense	(1,790)	(1,402)
Change in Fair Value of Derivative Liabilities	5,105	1,740,847
Other Income, net	30,322	31,051
Total Interest and Other Income, net	33,637	1,770,496
(Loss) Income from Operations before Provision for Income Taxes	(1,877,238)	428,048
Provision for Income Taxes	63	63
Net (Loss) Income including Noncontrolling Interest	(1,877,301)	427,985
Net Loss – Noncontrolling Interest	(752)	(2,485)
Net (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	$(1,876,549)	$430,470

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2025	2024
Product Revenues – net of Discounts and Rebates	100.00%	100.00%
Cost of Revenues	44.80	61.92
Gross Profit	55.20	38.08
Research Revenues	56.70	28.04
Net Revenue	111.90	66.12

Operating Expenses:
Research and Development	249.23	319.08
General and Administrative Expenses	1,031.03	1,017.41
Total Operating Expenses	1,280.26	1,336.48

Loss from Operations	(1,168.36)	(1,270.37)

Interest Expense	(1.09)	(1.33)
Change in Fair Value of Derivative Liabilities	3.12	1,647.37
Other Income, net	18.54	29.38
Total Interest and Other Income, net	20.57	1,675.43
(Loss) Income from Operations before Provision for Income Taxes	(1,147.79)	405.06
Provision for Income Taxes	0.04	0.06
Net (Loss) Income including Noncontrolling Interest	(1,147.83)	405.01
Net Loss – Noncontrolling Interest	(0.46)	(2.35)
Net (Loss) Income – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,147.37)%	407.36%

Comparison of the Three Months Ended March 31, 2025 and 2024

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$163,552	$105,674	$57,878	54.77%
Cost of Revenues	73,272	65,437	7,835	11.97
Gross Profit	$90,280	$40,237	$50,043	124.37%
Gross Margin %	55.20%	38.08%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $163,552 for the three months ended March 31, 2025, as compared to $105,674 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our U.S. pharmaceutical distributor and Infuserve America accounted for 85% and 6% of our total net product sales of Arakoda, respectively, and Kodatef sales to our Australian distributor accounted for 9% of total net product sales (99%, 0%, and 1% for the three months ended March 31, 2024, respectively). Domestic, commercial product sales are primarily driving increased sales volume during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the three months ended March 31, 2025, discounts and rebates were $91,401 compared to $94,869 for the three months ended March 31, 2024.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. For the three months ended March 31, 2024, 1,022 boxes were sold to pharmacies and dispensaries. Sales volume increased by 55% to 1,579 boxes sold to pharmacies and dispensaries for the three months ended March 31, 2025. Based on IQVIA data, this growth in sales volume appears to be driven primarily by organic growth in the Lyme disease community, whose prescribers utilize Arakoda for treatment of babesiosis. The sales volume growth to pharmacies and dispensaries ties more closely to the growth in discounts and rebates previously discussed than our reported sales to our 3PL.

Kodatef sales to our distributor Biocelect in Australia for the three months ended March 31, 2025 were $12,066 ($1,004 for the three months ended March 31, 2024). A historical portion of sales to Biocelect remain subject to a profit share distribution once the original transfer price has been recouped. Biocelect, which acts as a distributor in the Australian and New Zealand market, reported (42%) year-over-year decline, the equivalent of 386 boxes sold for the three months ended March 31, 2025, compared to 665 boxes for the three months ended March 31, 2024. As of March 31, 2025, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 109.5 boxes. Additionally, under a new agreement executed during the quarter, Biocelect began to purchase from the latest manufactured lot of Kodatef at $45 AUD per box which are not subject to historical profit share. For the quarter ended March 31, 2025, 200 boxes of Kodatef were sold to Biocelect. As of March 31, 2025, $5,826 of profit share was due to us ($1,004 as of March 31, 2024).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. For the three months ended March 31, 2025, SB reported 73 boxes sold (27 boxes sold for the three months ended March 31, 2024). According to our distributor, this is due to greater interest in treating babesiosis.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $73,272 for the three months ended March 31, 2025, as compared to $65,437 for the three months ended March 31, 2024. The increase in cost of goods sold is primarily driven by the inflationary increase in fixed COGS charges for serialization and inventory material charges. Despite the increase, the Gross Margin % increased from 38.08% for the three months ended March 31, 2024 to 55.20% for the three months ended March 31, 2025. This is primarily attributable to the growth in revenues. As the sales volume has increased, the gross margin has improved as the variable cost of goods of each unit sold is substantially less than the sales price.

Other Operating Revenues

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research Revenues	$92,731	$29,631	$63,100	212.95%

The research revenues earned by us were $92,731 for the three months ended March 31, 2025, as compared to $29,631 for the three months ended March 31, 2024. The increase in research revenues is due to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda. We recognized research revenues of $77,966 related to this grant for the three months ended March 31, 2025 ($0 for the three months ended March 31, 2024). We also recognized research revenues from the Australian Tax Authority for research activities conducted in Australia of $5,138 for the three months ended March 31, 2025 ($29,631 for the three months ended March 31, 2024).

Operating Expenses

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research and Development	$407,622	$337,182	$70,440	20.89%
General and Administrative Expenses	1,686,264	1,075,134	611,130	56.84
Total Operating Expenses	$2,093,886	$1,412,316	$681,570	48.26%

Research and Development

Research and development costs increased by $70,440 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Research and development costs incurred for the three months ended March 31, 2025 and 2024 primarily consisted of costs related to our babesiosis trial for tafenoquine. Direct trial-related costs represent 68% of the total research and development costs at $275,633 for the three months ended March 31, 2025, compared to 55% of the costs at $186,091 for the three months ended March 31, 2024. We also recorded $63,015 in research and development expenses related to commercial validation and packaging of Arakoda, for which a majority qualifies for reimbursement under the USAMMDA grant discussed above.

General and Administrative Expenses

For the three months ended March 31, 2025, our general and administrative expenses increased by approximately 57% or $611,130 from the three months ended March 31, 2024. For the three months ended March 31, 2025, we incurred significantly higher sales, advertising and promotion expenses and investor outreach expenses at $285,287 and $393,687 for the three months ended March 31, 2025, up from $104,064 and $182,164 for the three months ended March 31, 2024, respectively. Additionally, for the three months ended March 31, 2025, we recognized $142,645 in stock-based compensation expense ($0 for the three months ended March 31, 2024). This increase was in part due to new partially vested option grants awarded to two executives in January 2025, as well as the quarterly expense recognized for additional stock options granted in the third quarter of 2024.

Interest and Other Income, net

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Interest Expense	$(1,790)	$(1,402)	$(388)	27.67%
Change in Fair Value of Derivative Liabilities	5,105	1,740,847	(1,735,742)	(99.71)
Other Income, net	30,322	31,051	(729)	(2.35)
Total Interest and Other Income, net	$33,637	$1,770,496	$(1,736,859)	(98.10)%

Interest Expense

For the three months ended March 31, 2025, we recognized $1,790 of interest expense ($1,402 for the three months ended March 31, 2024). Our interest expense for the periods presented relates entirely to our single outstanding loan from the SBA. Cash paid for interest expense was $2,193 and $2,193 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2025, we recognized a gain on the change in fair value of derivative liabilities of $5,105 compared to $1,740,847 for the three months ended March 31, 2024. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability.

Other Income, net

For the three months ended March 31, 2025, we recognized $30,322 in other income compared to $31,051 for the three months ended March 31, 2024. For the three months ended March 31, 2025, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $31,897 ($21,888 for the three months ended March 31, 2024). Other income for the three months ended March 31, 2024 also includes $10,789 of storage revenue recognized in association with final payment under the legacy contract with the USAMMDA for storing Arakoda purchases. We did not recognize storage revenue for the three months ended March 31, 2025.

Cash Flows

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(1,597,366)	$(1,140,438)	$(456,928)	40.07%
Investing Activities	1,702,518	(9,814)	1,712,332	(17,447.85)
Financing Activities	1,696,899	1,903,291	(206,392)	(10.84)
Effect of Foreign Currency Translation on Cash Flow	(9,904)	(824)	(9,080)	1,101.94
Net Increase in Cash and Cash Equivalents	$1,792,147	$752,215	$1,039,932	138.25%

Cash Used in Operating Activities

Net cash used in operating activities was $1,597,366 for the three months ended March 31, 2025, as compared to $1,140,438 for the three months ended March 31, 2024. Our net cash used in operating activities increased, primarily due to higher general and administrative expenses at $1,686,264 for the three months ended March 31, 2025 ($1,075,134 for the three months ended March 31, 2024), as a result of higher sales, advertising and promotion costs and investor outreach expenses, as discussed above. In addition, we incurred higher research and development costs at $407,622 for the three months ended March 31, 2025 ($337,182 for the three months ended March 31, 2024), primarily related to conducting our tafenoquine-babesiosis trial.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $1,702,518 for the three months ended March 31, 2025, as compared to net cash used in investing activities of $9,814 for the three months ended March 31, 2024. For the three months ended March 31, 2025, we received proceeds of $1,708,000 from maturities of certain short-term investments in certificates of deposit ($0 for the three months ended March 31, 2024). The cash proceeds are partially offset by higher capitalized patent costs of $2,804 and fixed asset purchases of $2,678 for the three months ended March 31, 2025 ($726 and $0 for the three months ended March 31, 2024, respectively). However, we did not capitalize website development costs for the three months ended March 31, 2025 ($9,088 capitalized for the three months ended March 31, 2024 associated with enhancements to the functionality of our corporate website).

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,696,899 for the three months ended March 31, 2025, as compared to $1,903,291 for the three months ended March 31, 2024. The decrease in net cash provided by financing activities is mainly attributable to net proceeds of $1,898,296 received in connection with our common stock and warrant offering in January 2024, which exceeded the aggregate net proceeds of $1,712,973 received in connection with our common stock and warrant offerings completed in January 2025 and February 2025. We also received lower proceeds from the exercise of warrants at $1,926 for the three months ended March 31, 2025, compared to $4,995 for the three months ended March 31, 2024. Additionally, for the three months ended March 31, 2025, we withheld shares valued at $18,000 to cover tax withholdings for net share settlement of certain 2024 performance bonuses awarded to our executives ($0 for the three months ended March 31, 2024).

Effect of Foreign Currency Translation on Cash

Our foreign operations were small relative to U.S. operations for the three months ended March 31, 2025 and March 31, 2024, thus effects of foreign currency translation have been minor.

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

Derivative Liabilities

We analyze all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. As of March 31, 2025, derivative liabilities consist of contingent payment arrangements. We use a probability-weighted expected return method to determine the fair value of these instruments.

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

Off-Balance Sheet Arrangements

During 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. The Company regularly evaluates new ASUs to determine the impact that these pronouncements may have on the consolidated condensed financial statements. Other than the pronouncements listed below, management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company’s consolidated condensed financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses and segment profit or loss. ASU 2023-07 also requires entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new required disclosures under the ASU. We adopted ASU 2023-07 on a retrospective basis for the 2024 annual period, and for interim periods beginning in 2025. The impact is limited to our financial statement disclosures, which are presented in Note 2 to the accompanying consolidated condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that ASU 2023-09 will have on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which applies to all public business entities that file financial statements with the SEC. The amendments in this ASU require public business entities to disclose on an annual and interim basis, disaggregated information about certain income statement expense line items. The new standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our financial statement disclosures.

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

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2025, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Our management concluded that as of March 31, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas:

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended March 31, 2025.

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

January 2025 Securities Purchase Agreement

On January 28, 2025, the Company entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain institutional investors (the “January 2025 Purchasers”) pursuant to which the Company sold an aggregate of 204,312 shares of common stock at a purchase price of $5.105 per share in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC.

The shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796), which was declared effective by SEC on July 18, 2024 as supplemented by a prospectus supplement dated January 28, 2025, filed with the SEC on January 30, 2025, and accompanying base prospectus, pursuant to Rule 424(b)(5) promulgated under the Securities Act.

In a concurrent private placement, the Company also issued to the January 2025 Purchasers unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 408,621 shares of common stock at an exercise price of $3.855 per share. The January 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

Any holder will not have the right to exercise any portion of the January 2025 Warrants if the holder (together with its affiliates) would beneficially own more than 4.99% (or, upon the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage, provided that any increase will not be effective until the 61st day after such election.

The exercise price of the January 2025 Warrants is subject to customary adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the stockholders of the Company.

The issuance of the January 2025 Warrants pursuant to the January 2025 Securities Purchase Agreement and issuance of the January 2025 Placement Agent Warrants, as defined below, and the shares of common stock issuable thereunder were made pursuant to the exemption from the registration requirements under the Securities Act, available to the Company under Section 4(a)(2) promulgated thereunder and Rule 506 of Regulation D promulgated under the Securities Act due to the fact that the offering of the January 2025 Warrants and the January 2025 Placement Agent Warrants thereunder did not involve a public offering of securities.

The January 2025 Securities Purchase Agreement contained customary representations and warranties. The offering closed on January 30, 2025.

Pursuant to an engagement letter agreement between the Company and the Placement Agent dated August 30, 2024, as amended on September 3, 2024 and January 24, 2025, the Placement Agent acted as the Company’s exclusive placement agent in connection with the offering.

Pursuant to the terms of the Engagement Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, the Company paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. The Company also issued to the Placement Agent (or its designees) warrants (the “January 2025 Placement Agent Warrants”) to purchase up to 15,325 shares of common stock. The January 2025 Placement Agent Warrants have an exercise price equal to $6.382 per share and are exercisable upon issuance and expire twenty-four months from the date of issuance.

The Company received net proceeds of approximately $804,346 from the offering, after deducting estimated offering expenses paid by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

February 2025 Securities Purchase Agreement

On February 5, 2025, the Company entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain institutional investors (the “February 2025 Purchasers”) pursuant to which the Company sold an aggregate of 300,700 shares of common stock at a purchase price of $3.575 per share in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC.

The shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 18, 2024 as supplemented by a prospectus supplement dated February 5, 2025, filed with the SEC on February 6, 2025, and accompanying base prospectus, pursuant to Rule 424(b)(5) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In a concurrent private placement, the Company also issued to the February 2025 Purchasers unregistered warrants (the “February 2025 Warrants”) to purchase up to an aggregate of 300,700 shares of common stock at an exercise price of $2.95 per share. The February 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

Any holder will not have the right to exercise any portion of the February 2025 Warrants if the holder (together with its affiliates) would beneficially own more than 4.99% (or, upon the election of the holder, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage, provided that any increase will not be effective until the 61st day after such election.

The exercise price of the February 2025 Warrants is subject to customary adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the stockholders of the Company.

The issuance of the February 2025 Warrants pursuant to the February 2025 Securities Purchase Agreement and the issuance of the February 2025 Placement Agent Warrants, as defined below, and the shares of common stock issuable thereunder, were made pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), available to the Company under Section 4(a)(2) promulgated thereunder and Rule 506 of Regulation D promulgated under the Securities Act due to the fact that the offering of the February 2025 Warrants and the February 2025 Placement Agent Warrants thereunder did not involve a public offering of securities.

The February 2025 Securities Purchase Agreement contained customary representations and warranties. The offering closed on February 6, 2025.

Pursuant to an engagement letter agreement between the Company and H.C. Wainwright & Co., LLC (the “Placement Agent”) dated August 30, 2024, as amended on September 3, 2024 and January 24, 2025 (the “Engagement Agreement”), the Placement Agent acted as the Company’s exclusive placement agent in connection with the offering.

Pursuant to the terms of the Engagement Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, the Company paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. The Company also issued to the Placement Agent (or its designees) warrants (the “February 2025 Placement Agent Warrants”) to purchase up to 22,554 shares of common stock. The February 2025 Placement Agent Warrants have an exercise price equal to $4.469 per share and are exercisable upon issuance and expire twenty-four months from the date of issuance.

The Company received net proceeds of approximately $908,627 from the offering, after deducting estimated offering expenses paid by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

Registration of the Shares of Common Stock Underlying Warrants

Pursuant to the January and February 2025 Securities Purchase Agreement, the Company was required to file a registration statement with the SEC within 45 days after the date of the respective Securities Purchase Agreements to register the shares underlying the warrants under the Securities Act. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 75 days following the respective closing dates, and to keep such registration statement effective at all times until no purchaser owns any warrants or warrant shares issuable upon exercise thereof. Subsequently, the Company filed a registration statement on Form S-1 (File No. 333-284983) on February 14, 2025, which was declared effective by the Securities and Exchange Commission on April 2, 2025 (the “Registration Statement”).

The Registration Statement covered the resale of: (i) 408,621 shares of our common stock issuable upon exercise of the January 2025 Warrants at an exercise price of $3.855 per share; (ii) 300,700 shares of our common stock issuable upon exercise of the February 2025 Warrants at an exercise price of $2.95 per share; (iii) 15,325 shares of our common stock issuable upon exercise of the January 2025 Placement Agent Warrants at an exercise price of $6.382 per share; and (iv) 22,554 shares of our common stock issuable upon exercise of the February 2025 Placement Agent Warrants at an exercise price of $4.469 per share.

(B) Use of Proceeds

None.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended March 31, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
1.1	Engagement Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
1.2	Amendment to Engagement Agreement (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
1.3	Extension to Engagement Agreement (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 6, 2025)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 6, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2025)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

60 DEGREES PHARMACEUTICALS, INC.

Dated: May 15, 2025	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 15, 2025	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)