Form 10-Q
period 2025-06-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2025-08-13
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of August 13, 2025 the registrant had a total of 4,104,469 shares of its common stock, par value $0.0001 per share, issued and shares outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31,
	(Unaudited)	2024
ASSETS:
Current Assets:
Cash and Cash Equivalents	$1,966,930	$1,659,353
Accounts Receivable	295,034	486,748
Prepaid and Other Assets	782,970	1,068,940
Short-Term Investments	-	1,728,472
Inventory (Note 3)	799,421	442,764
Total Current Assets	3,844,355	5,386,277
Property and Equipment, net (Note 4)	193,879	149,808
Other Assets:
Long-Term Prepaid Expense	-	66,176
Intangible Assets, net (Note 5)	143,704	157,084
Total Other Assets	143,704	223,260
Total Assets	$4,181,938	$5,759,345
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses	$905,813	$1,007,618
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	776,172	640,830
Total Current Liabilities	1,690,757	1,657,220
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	145,477	147,119
Total Long-Term Liabilities	145,477	147,119
Total Liabilities	1,836,234	1,804,339
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 76,480 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Note 6)	9,567,439	9,567,439
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 1,472,891 and 566,908 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively(1) (Note 6)	147	57
Additional Paid-in Capital(1)	36,856,091	34,860,590
Accumulated Other Comprehensive Income	142,809	135,471
Accumulated Deficit	(44,138,232)	(40,527,957)
60P Shareholders’ Equity:	2,428,254	4,035,600
Noncontrolling Interest	(82,550)	(80,594)
Total Shareholders' Equity	2,345,704	3,955,006
Total Liabilities and Shareholders' Equity	$4,181,938	$5,759,345

(1)	Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product Revenues – net of Discounts and Rebates	$100,932	$124,972	$264,484	$230,646
Cost of Revenues	50,051	89,564	123,323	155,001
Gross Profit	50,881	35,408	141,161	75,645
Research Revenues	206,939	728	299,670	30,359
Net Revenue	257,820	36,136	440,831	106,004

Operating Expenses:
Research and Development	249,884	3,095,326	657,506	3,432,508
General and Administrative Expenses	1,612,764	1,129,560	3,299,028	2,204,694
Total Operating Expenses	1,862,648	4,224,886	3,956,534	5,637,202

Loss from Operations	(1,604,828)	(4,188,750)	(3,515,703)	(5,531,198)

Interest Expense	(1,221)	(3,621)	(3,011)	(5,023)
Change in Fair Value of Derivative Liabilities	(140,447)	(1,101)	(135,342)	1,739,746
Other Income, net	13,066	19,684	43,388	50,735
Total Interest and Other (Expense) Income, net	(128,602)	14,962	(94,965)	1,785,458
Loss from Operations before Provision for Income Taxes	(1,733,430)	(4,173,788)	(3,610,668)	(3,745,740)
Provision for Income Taxes (Note 9)	1,500	438	1,563	501
Net Loss including Noncontrolling Interest	(1,734,930)	(4,174,226)	(3,612,231)	(3,746,241)
Net Loss – Noncontrolling Interest	(1,204)	(1,471)	(1,956)	(3,956)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,733,726)	(4,172,755)	(3,610,275)	(3,742,285)

Comprehensive Loss:
Net Loss	(1,734,930)	(4,174,226)	(3,612,231)	(3,746,241)
Unrealized Foreign Currency Translation Gain (Loss)	17,242	3,137	7,338	(757)
Total Comprehensive Loss	(1,717,688)	(4,171,089)	(3,604,893)	(3,746,998)

Net Loss – Noncontrolling Interest	(1,204)	(1,471)	(1,956)	(3,956)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,716,484)	(4,169,618)	(3,602,937)	(3,743,042)

Cumulative Dividends on Series A Preferred Stock	(126,705)	(117,881)	(244,863)	(235,762)
Net Loss - attributed to common stockholders	$(1,843,189)	$(4,287,499)	$(3,847,800)	$(3,978,804)

Net Loss per Common Share:
Basic and Diluted	$(1.25)	$(21.12)	$(2.79)	$(21.41)
Weighted Average Number of Common Shares Outstanding(1)
Basic and Diluted	1,472,891	202,967	1,378,700	185,861

(1)	Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Six Months Ended June 30, 2025
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	76,480	$9,567,439	566,908	$57	$34,860,590	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006
Issuance of common stock and warrants pursuant to January 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	204,312	20	804,326	-	-	804,346	-	804,346
Issuance of common stock and warrants pursuant to February 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	300,700	30	908,597	-	-	908,627	-	908,627
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	385,200	38	1,888	-	-	1,926	-	1,926
Issuance of shares for annual performance bonuses, net of shares withheld for taxes	-	-	15,809	2	103,542	-	-	103,544	-	103,544
Share-based compensation expense	-	-	-	-	142,645	-	-	142,645	-	142,645
Net foreign translation loss	-	-	-	-	-		(9,904)	(9,904)	-	(9,904)
Net loss	-	-	-	-	-	(1,876,549)	-	(1,876,549)	(752)	(1,877,301)
Share rounding adjustment for reverse stock split	-	-	(38)	-	-		-	-	-	-
Balance— March 31, 2025 (unaudited)	76,480	$9,567,439	1,472,891	$147	$36,821,588	$(42,404,506)	$125,567	$4,110,235	$(81,346)	$4,028,889
Share-based compensation expense	-	-	-	-	34,503	-	-	34,503	-	34,503
Net foreign translation gain	-	-	-	-	-	-	17,242	17,242	-	17,242
Net loss	-	-	-	-	-	(1,733,726)	-	(1,733,726)	(1,204)	(1,734,930)
Balance— June 30, 2025 (unaudited)	76,480	$9,567,439	1,472,891	$147	$36,856,091	$(44,138,232)	$142,809	$2,428,254	$(82,550)	$2,345,704

(1) Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Six Months Ended June 30, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2023	78,803	$9,858,040	96,847	$10	$27,457,373	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs (Note 6)	-	-	87,683	9	1,898,287	-	-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	8,326	1	4,994	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	3,201	-	-	-	-	-	-	-
Net foreign translation loss	-	-	-	-	-	-	(3,894)	(3,894)	-	(3,894)
Net income (loss)	-	-	-	-	-	430,470	-	430,470	(2,485)	427,985
Balance— March 31, 2024 (unaudited)	78,803	$9,858,040	196,057	$20	$29,360,654	$(32,150,380)	$131,667	$7,200,001	$(74,523)	$7,125,478
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	8,326	1	4,994	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	1,069	-	-	-	-	-	-	-
Voluntary return of shares issued to vendor for services	-	-	(2,000)	-	-	-	-	-	-	-
Net foreign translation gain	-	-	-	-	-	-	3,137	3,137	-	3,137
Net loss	-	-	-	-	-	(4,172,755)	-	(4,172,755)	(1,471)	(4,174,226)
Balance— June 30, 2024 (unaudited)	78,803	$9,858,040	203,452	$21	$29,365,648	$(36,323,135)	$134,804	$3,035,378	$(75,994)	$2,959,384

(1) Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,612,231)	$(3,746,241)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	15,930	1,943
Amortization	20,545	17,679
Amortization of ROU Asset	-	13,517
Amortization of Capitalized Share-Based Payments	88,235	2,878,035
Share-Based Compensation under Equity Incentive Plan	177,148	-
Change in Fair Value of Derivative Liabilities	135,342	(1,739,746)
Write-offs of Capitalized Patents	-	8,378
Changes in Operating Assets and Liabilities:
Accounts Receivable	191,714	(65,038)
Prepaid and Other Assets	263,911	154,509
Inventory	(356,657)	40,149
Accounts Payable and Accrued Liabilities	9,739	123,396
Accrued Interest, net	18,830	(1,581)
Reduction of Lease Liability	-	(13,650)
Net Cash Used in Operating Activities	(3,047,494)	(2,328,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(7,165)	(28,298)
Purchases of Fixed Assets	(50,001)	(90,000)
Acquisition of Intangibles	-	(22,075)
Maturities of Short-Term Investments	1,708,000	-
Net Cash Provided by (Used in) Investing Activities	1,650,834	(140,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	-	1,898,296
Net Proceeds from January 2025 Offering	804,346	-
Net Proceeds from February 2025 Offering	908,627	-
Payment of Deferred Offering Costs for Proposed Offering	-	(5,860)
Shares Withheld for Net Share Settlement of Performance Bonuses	(18,000)	-
Proceeds from Exercise of Pre-Funded Warrants	1,926	9,990
Net Cash Provided by Financing Activities	1,696,899	1,902,426

Effect of Exchange Rate Changes on Cash	7,338	714

Change in Cash and Cash Equivalents	307,577	(565,883)
Cash and Cash Equivalents—Beginning of Period	1,659,353	2,142,485
Cash and Cash Equivalents—End of Period	$1,966,930	$1,576,602

NONCASH INVESTING/FINANCING ACTIVITIES
Fair Value of Warrants Issued to Underwriters	$-	$71,364
Purchases of Fixed Assets included in Accounts Payable	$10,000	$13,773
Gross Shares Issued for Annual Performance Bonuses	$121,544	$-

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At June 30, 2025, the Company had cash and cash equivalents totaling $1,966,930, as compared to cash and cash equivalents totaling $1,659,353 at December 31, 2024. During the six months ended June 30, 2025, the Company used cash of $3,047,494 in its operating activities. The Company’s capital commitments over the next twelve months include interest payments on the Company’s debt arrangement of $8,772 and $905,813 to satisfy accounts payable and accrued expenses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of 60P are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 due to various factors. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2024 and 2023, included in the Company’s annual report on Form 10-K, as filed with the SEC on March 27, 2025 (the “Annual Report”). Certain information, footnote disclosures, and significant accounting policies that would substantially duplicate the disclosures contained in the Annual Report have been omitted.

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

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At June 30, 2025, significant customers represented 94% of receivables (consisting of six total customers and three significant customers at 37%, 30% and 27%, respectively), and 95% of receivables at December 31, 2024 (consisting of three customers and one significant customer). For the three months ended June 30, 2025, significant customers comprised 99% of total net product revenues (consisting of three total customers and two significant customers at 78% and 21%, respectively). For the three months ended June 30, 2024, 92% of total net product revenues (consisting of three total customers and one significant customer) were generated from significant customers. For the six months ended June 30, 2025, 95% of total net product revenues (consisting of three customers and two significant customers at 61% and 34%, respectively) were generated from significant customers. For the six months ended June 30, 2024, 96% of total net product revenues (consisting of two customers and one significant customer) were generated from significant customers.

Currently, the Company has exclusive relationships with distributors in Australia and Europe. A failure to perform by any of our current distributors would create disruption for patients in those markets.

Since the Company first started working on tafenoquine, all inventory has been acquired in a collaborative relationship from a sole vendor. Should the vendor cease to supply tafenoquine, it would take significant costs and efforts to rebuild the supply chain with a new sole vendor sourcing the active pharmaceutical ingredient (“API”).

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

The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net income or loss for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The significant components of consolidated net income or loss regularly provided to the CODM include net product revenues and the significant expense categories presented in the accompanying consolidated condensed statements of operations and comprehensive loss (cost of revenues, research and development, and general and administrative expenses). These are presented at the consolidated level and used by the CODM to monitor budgeted versus actual results to make key operating decisions. The information and operating expense categories presented in the accompanying consolidated condensed statements of operations and comprehensive loss are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the consolidated condensed balance sheets. Total consolidated cash and cash equivalents and short-term investments were $1,966,930 and $3,387,825 as of June 30, 2025 and December 31, 2024, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. As of June 30, 2025, derivative liabilities consist of contingent payment arrangements. The Company uses a probability-weighted expected return method to determine the fair value of these instruments.

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

Equity-Classified Warrants

As of June 30, 2025, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

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

The Company recorded $249,884 and $3,095,326 in research and development expense during the three months ended June 30, 2025 and 2024, respectively, ($657,506 and $3,432,508 for the six months ended June 30, 2025 and 2024, respectively). The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation - Stock Compensation. See Note 10 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at June 30, 2025, and December 31, 2024 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$776,172	$776,172
Total	$-	$-	$776,172	$776,172

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$640,830	$640,830
Total	$-	$-	$640,830	$640,830

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2025 and 2024 is presented in Note 8 (Derivative Liabilities).

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

Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of June 30, 2025 and December 31, 2024.

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Three Months Ended June 30,				Six Months Ended June 30,				As of
Currency	2025		2024		2025		2024		June 30, 2025		December 31, 2024
1 AUD =	0.64	USD	0.66	USD	0.63	USD	0.66	USD	0.66	USD	0.62	USD

Reclassifications

Certain prior period interim amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the consolidated condensed results of operations and comprehensive loss, shareholders’ equity, or cash flows.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 13, 2025,  which is the date the financial statements were issued. See Note 12.

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

3. INVENTORY

Inventory consists of the following major classes:

	June 30, 2025	December 31, 2024
Raw Material (API)	$345,195	$-
Work in Process	246,031	284,883
Finished Goods	208,195	157,881
Inventory	$799,421	$442,764

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated net realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to cost of revenues in the consolidated condensed statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, write downs for expired inventory were none and $35 ($16,684 and $17,325 for the three and six months ended June 30, 2024).

4. PROPERTY AND EQUIPMENT

Property and Equipment, net consists of:

	June 30, 2025	December 31, 2024
Lab Equipment	$286,911	$233,411
Machinery	55,800	55,800
Computer Equipment	11,598	7,000
Furniture	3,030	3,030
Property and Equipment, at cost	357,339	299,241
Accumulated Depreciation	(163,460)	(149,433)
Property and Equipment, net	$193,879	$149,808

Lab Equipment of $10,000 has not yet been placed into service and therefore depreciation has not commenced as of June 30, 2025. Depreciation expense for the three months ended June 30, 2025 and 2024 was in the amount of $9,236 and $1,536, respectively ($15,930 and $1,943 for the six months ended June 30, 2025 and 2024, respectively).

5. INTANGIBLE ASSETS

Intangible Assets, net consists of:

	June 30, 2025	December 31, 2024
Patents	$134,768	$127,603
Website Development Costs	104,622	104,622
Intangible Assets, at cost	239,390	232,225
Accumulated Amortization	(95,686)	(75,141)
Intangible Assets, net	$143,704	$157,084

During the three months ended June 30, 2025 and 2024, the Company capitalized website development related costs of $0 and $12,987, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com  ($0 and $22,075 for the six months ended June 30, 2025 and 2024, respectively). Amortization expense for the three months ended June 30, 2025 and 2024, was in the amount of $10,442 and $9,472, respectively ($20,545 and $17,679 for the six months ended June 30, 2025 and 2024, respectively). During the three months ended June 30, 2025 and 2024 there were no write-downs for expired or obsolete patents ($0 and $8,378 for the six months ended June 30, 2025 and 2024, respectively).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of June 30, 2025:

Period	Patents	Website Development Costs
2025 (remaining six months)	$3,450	$14,324
2026	6,899	12,432
2027	6,899	3,094
2028	6,899	-
2029	6,899	-
Thereafter	36,427	-
Total	$67,473	$29,850

The Company has recorded $46,381 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of June 30, 2025, 1,472,891 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

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

Trevally Amendment

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

Warrant Exercises

During the six months ended June 30, 2025, the Company issued 385,200 shares of common stock upon the exercise of 385,200 pre-funded warrants issued in September 2024, resulting in proceeds to the Company of $1,926. During the six months ended June 30, 2024, the Company issued 16,652 shares of common stock upon the exercise of 16,652 January 2024 Pre-Funded Warrants, resulting in proceeds to the Company of $9,990.

Common Stock Warrants

As of June 30, 2025, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2024(1)	1,765,070	$17.59	3.26
Granted	747,200	3.56	2.00
Exercised	(385,200)	0.01	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2025	2,127,070	$15.85	2.60
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2025	2,127,070	$15.85	2.35
Total exercisable, June 30, 2025	2,127,070	$15.85	2.35

(1)

Weighted average remaining contractual life at December 31, 2024 excludes 385,200 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, for which 0 warrants remain outstanding and exercisable at March 31, 2025 and June 30, 2025.

There were no warrants exercised during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company received aggregate cash proceeds of $1,926 upon the exercise of 385,200 pre-funded warrants with an exercise price of $0.005.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	52,737	$369.98	4.47
Granted	140,884	22.48	5.00
Exercised	(8,326)	0.60	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2024	185,295	$122.36	4.67
Granted	-	-	-
Exercised	(8,326)	0.60	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2024	176,969	$128.09	4.41
Total exercisable, June 30, 2024	176,969	$128.09	4.41

During the three months ended June 30, 2024, the Company received aggregate cash proceeds of $4,995 upon the exercise of 8,326 Pre-Funded Warrants with an exercise price of $0.60. During the six months ended June 30, 2024, the Company received aggregate cash proceeds of $9,990 upon the exercise of 16,652 Pre-Funded Warrants with an exercise price of $0.60.

Series A Preferred Stock

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions, and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three and six months ended June 30, 2025, dividends in the amount of $126,705 and $244,863 accrued on outstanding shares of Series A Preferred Stock ($117,881 and $235,762 during the three and six months ended June 30, 2024). As of June 30, 2025, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $948,878. To date, the Company has not declared or paid any dividends.

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

7. DEBT

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of June 30, 2025 and December 31, 2024 was $154,249 and $155,891, respectively. The current maturity at June 30, 2025 is $8,772 and the long-term liability is $145,477 ($8,772 and $147,119 at December 31, 2024, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2025 (remaining six months)	$-
2026	465
2027	3,220
2028	3,333
2029	3,470
Thereafter	139,512
Total	$150,000

8. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income/expense as the change in fair value of derivative liabilities.

As of June 30, 2025 and December 31, 2024, derivative liabilities consist of the contingent milestone payment due to Knight Therapeutics, Inc. (“Knight”), a former lender of the Company, as required by the Debt Conversion Agreement executed between the Company and Knight on January 9, 2023, as subsequently amended (the “Knight Debt Conversion Agreement”). Key points of this agreement were as follows:

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

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and six months ended June 30, 2025:

	Contingent Milestone Payment	Total
Derivative liabilities - December 31, 2024	$640,830	$640,830
Change in fair value	(5,105)	(5,105)
Derivative liabilities - March 31, 2025	$635,725	$635,725
Change in fair value	140,447	140,447
Derivative liabilities - June 30, 2025	$776,172	$776,172

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

Changes in the fair value of derivative liabilities are included in other (expense) income in the accompanying consolidated condensed statements of operations and comprehensive loss. During the six months ended June 30, 2025 and 2024, the Company recorded a net (loss) gain on the change in the fair value of derivative liabilities of ($135,342) and $1,739,746, respectively.

9. INCOME TAXES

The Company did not record a federal nor a District of Columbia income tax provision or benefit for the three and six months ended June 30, 2025 and 2024 due to taxable losses.

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and Development	$-	$2,627,300	$-	$2,627,300
General and Administrative Expenses	78,620	125,368	265,383	250,735
Total Share-Based Compensation Expense Included in Operating Expenses	$78,620	$2,752,668	$265,383	$2,878,035

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, non-employees, and directors under the 2022 Plan. As of June 30, 2025, the number of remaining shares available for issuance under the 2022 Plan is equal to 57,068.

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

There were no stock options granted during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company granted a total of 120,000 stock options to two executives at a per share exercise price of $6.55. These options are subject to vesting annually in five equal tranches, with the first 20% tranche fully vested on the date of grant and thereafter, vest on the last date of each fiscal year beginning December 31, 2025. The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $4.55. There were no stock options granted during the three and six months ended June 30, 2024.

The following table summarizes the significant assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025		2024	2025	2024
Weighted-average grant date fair value	$	N/A	N/A	$4.55	N/A
Risk-free interest rate		N/A	N/A	4.36%	N/A
Expected volatility		N/A	N/A	90.00%	N/A
Expected term (years)		N/A	N/A	4.50	N/A
Expected dividend yield		N/A	N/A	0.00%	N/A

For the three and six months ended June 30, 2025, the Company recognized $34,503 and $177,148 of compensation expense related to stock option awards, respectively ($0 for the three and six months ended June 30, 2024).

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

During the three and six months ended June 30, 2025 and 2024, 0 shares of common stock underlying RSUs vested and no RSUs were granted. The Company recognized $0 of compensation expense related to vested RSUs for the three and six months ended June 30, 2025 and 2024.

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

Share-Based Payments to Vendors for Services

In 2023, the Company issued shares of common stock as share-based payments to certain vendors in exchange for services to be rendered to the Company in the future. For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments as a prepaid asset on the grant date, as defined in ASC 718. The corresponding cost is expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. As of June 30, 2025, the remaining unamortized balance of prepaid assets related to these share-based payments for which the grant date criteria has been met and the services are expected to be rendered within one year is $284,122 ($306,181 at December 31, 2024), which is presented as a component of prepaid and other assets on the accompanying consolidated condensed balance sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $0 ($66,176 at December 31, 2024), reported in long-term prepaid expense on the accompanying consolidated condensed balance sheets.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to a single lease for its office space located in Washington, DC, which was most recently renewed for an additional one-year term that expires March 31, 2026. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs. Operating lease costs, including short-term leases, were in the amount of $4,800 and $5,075 for the three months ended June 30, 2025 and 2024, respectively ($9,767 and $19,128 for the six months ended June 30, 2025 and 2024, respectively).

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

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), in which the Company obtained a license to research and commercialize the licensed technology with respect the use of tafenoquine for treatment and/or prevention of babesiosis (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) for tafenoquine sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales for 60P products that are not sold in a format labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make royalty payments equal to 20% of the revenue received by the Company for sales of tafenoquine sold in a format labeled for use in the treatment of babesiosis or 10% for sales of tafenoquine that are not sold in a format labeled for use in the treatment of babesiosis. As of June 30, 2025, the royalty period has not commenced, thus no accruals have been made.

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2025, which is the date the financial statements were issued.

July 2025 Offering

On July 15, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering (the “July 2025 Offering”) 1,753,314 units at an offering price of $1.90 per unit and 878,264 pre-funded units at an offering price of $1.899 per pre-funded unit. Each unit consisted of (i) one share of common stock, (ii) one series A-1 warrant exercisable for one share of common stock (the “July 2025 A-1 Warrants”), and (iii) one series A-2 warrant exercisable for one share of common stock (the “July 2025 A-2 Warrants” and together with the July 2025 A-1 Warrants, the “July 2025 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “July 2025 Pre-Funded Warrants”) and warrants identical to the July 2025 Warrants included in the units. The July 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, were immediately exercisable beginning on July 16, 2025 until exercised in full. The July 2025 A-1 Warrants have an exercise price of $1.90 per share and are exercisable beginning on July 16, 2025 until July 15, 2030. The July 2025 A-2 Warrants have an exercise price of $1.90 per share and are exercisable beginning on July 16, 2025 until January 15, 2027.

As compensation for acting as the placement agent for the July 2025 Offering, the Company also issued to H.C. Wainwright & Co., LLC warrants (the “July 2025 Placement Agent Warrants”) to purchase up to 197,368 shares of common stock. The July 2025 Placement Agent Warrants have an exercise price equal to $2.375 per share and are exercisable upon issuance, or July 16, 2025, and expire 60 months from the date of issuance, or July 15, 2030.

The July 2025 Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-288550), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 15, 2025, and the final prospectus, which was filed with the SEC on July 16, 2025. The Offering closed on July 16, 2025, resulting in net proceeds to the Company of approximately $4,459,874, which includes the payment for 389,211 July 2025 Pre-Funded Warrants exercised prior to closing as well as the pre-payment for the exercise of 364,316 July 2025 Pre-Funded Warrants, after deducting placement agent fees and other offering expenses paid by the Company.

On July 16, 2025 and July 21, 2025, the Company issued 175,000 and 189,316 shares of common stock, respectively, upon the exercise of 175,000 and 189,316 July 2025 Pre-Funded Warrants, respectively, which were prepaid at the closing of the July 2025 Offering.

On July 16, 2025, the Company issued 124,737 shares of common stock, upon the exercise of 124,737 July 2025 Pre-Funded Warrants, resulting in aggregate proceeds to the Company of $125.

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

Business Developments

The following highlights significant business developments in our business during the quarter ended June 30, 2025.

●

The Company concluded several commercial research studies that collectively suggest that annual incidence of babesiosis is between 25,000 and 380,000 cases, and that the total addressable market for Arakoda for babesiosis may be up to $1.1 billion over the remaining 10-year patent life for the malaria indication.

●

A new 8-ct bottle format of Arakoda was introduced into the U.S. supply chain. This option will reduce the cost of Arakoda for short-term travelers and is alleviating the temporary shortage of the 16-ct blister pack of Arakoda in regular supply channels.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $1,966,930 ($1,659,353 as of December 31, 2024). For the six months ended June 30, 2025 and 2024, our net cash used in operating activities was $3,047,494 and $2,328,650, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $4.46 million received from the July 2025 public offering, we estimate that we will have sufficient funds to remain viable through March 31, 2026, assuming no additional capital raises. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2025:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$5,339	$6,941	$137,720
Interest obligations on the debt arrangements	100,261	8,772	12,205	10,603	68,681
Accounts payable and accrued expenses	905,813	905,813	-	-	-
Total	$1,156,074	$914,585	$17,544	$17,544	$206,401

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

Other Operating Revenues

Other operating revenues for the periods presented include research revenue earned from the Australian Tax Authority for research activities conducted in Australia. Beginning in the third quarter of 2024, we began to recognize research revenues associated with our new contract with the United States Army Medical Material Development Activity (USAMMDA) for Arakoda supply chain upgrade support. Research revenue under this contract is recognized when we incur the direct costs eligible for reimbursement, up to the maximum allowable amount.

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

Interest and Other (Expense) Income, Net

We earn interest income from cash invested in interest-bearing accounts, as well as cash equivalents and short-term investments consisting of certificates of deposits with original maturities ranging from three to six months. Interest expense for the periods presented is limited to a single $150,000 SBA loan that bears interest at 3.75%. Other components of other (expense) income include changes in the fair value of derivative liabilities and other miscellaneous income or expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	2025	2024
Product Revenues – net of Discounts and Rebates	$100,932	$124,972	$264,484	$230,646
Cost of Revenues	50,051	89,564	123,323	155,001
Gross Profit	50,881	35,408	141,161	75,645
Research Revenues	206,939	728	299,670	30,359
Net Revenue	257,820	36,136	440,831	106,004

Operating Expenses:
Research and Development	249,884	3,095,326	657,506	3,432,508
General and Administrative Expenses	1,612,764	1,129,560	3,299,028	2,204,694
Total Operating Expenses	1,862,648	4,224,886	3,956,534	5,637,202

Loss from Operations	(1,604,828)	(4,188,750)	(3,515,703)	(5,531,198)

Interest Expense	(1,221)	(3,621)	(3,011)	(5,023)
Change in Fair Value of Derivative Liabilities	(140,447)	(1,101)	(135,342)	1,739,746
Other Income, net	13,066	19,684	43,388	50,735
Total Interest and Other (Expense) Income, net	(128,602)	14,962	(94,965)	1,785,458
Loss from Operations before Provision for Income Taxes	(1,733,430)	(4,173,788)	(3,610,668)	(3,745,740)
Provision for Income Taxes	1,500	438	1,563	501
Net Loss including Noncontrolling Interest	(1,734,930)	(4,174,226)	(3,612,231)	(3,746,241)
Net Loss – Noncontrolling Interest	(1,204)	(1,471)	(1,956)	(3,956)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(1,733,726)	$(4,172,755)	$(3,610,275)	$(3,742,285)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	2025	2024
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	100.00%	100.00%
Cost of Revenues	49.59	71.67	46.63	67.20
Gross Profit	50.41	28.33	53.37	32.80
Research Revenues	205.03	0.58	113.30	13.16
Net Revenue	255.44	28.92	166.68	45.96

Operating Expenses:
Research and Development	247.58	2,476.82	248.60	1,488.21
General and Administrative Expenses	1,597.87	903.85	1,247.35	955.88
Total Operating Expenses	1,845.45	3,380.67	1,495.94	2,444.09

Loss from Operations	(1,590.01)	(3,351.75)	(1,329.27)	(2,398.13)

Interest Expense	(1.21)	(2.90)	(1.14)	(2.18)
Change in Fair Value of Derivative Liabilities	(139.15)	(0.88)	(51.17)	754.29
Other Income, net	12.95	15.75	16.40	22.00
Total Interest and Other (Expense) Income, net	(127.41)	11.97	(35.91)	774.11
Loss from Operations before Provision for Income Taxes	(1,717.42)	(3,339.78)	(1,365.17)	(1,624.02)
Provision for Income Taxes	1.49	0.35	0.59	0.22
Net Loss including Noncontrolling Interest	(1,718.91)	(3,340.13)	(1,365.77)	(1,624.24)
Net Loss – Noncontrolling Interest	(1.19)	(1.18)	(0.74)	(1.72)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,717.72)%	(3,338.95)%	(1,365.03)%	(1,622.52)%

Comparison of the Three Months Ended June 30, 2025 and 2024

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$100,932	$124,972	$(24,040)	(19.24)%
Cost of Revenues	50,051	89,564	(39,513)	(44.12)
Gross Profit	$50,881	$35,408	$15,473	43.70%
Gross Margin %	50.41%	28.33%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $100,932 for the three months ended June 30, 2025, as compared to $124,972 for the three months ended June 30, 2024. For the three months ended June 30, 2025, our U.S. pharmaceutical distributor and Infuserve America accounted for 21% and 78% of our total net product sales of Arakoda, respectively, and Kodatef sales to our Australian distributor accounted for 1% of total net product sales (92%, 0% and 7% for the three months ended June 30, 2024, respectively). Domestic, commercial product sales volume decreased during the period due to a shortage of existing Arakoda 16-ct boxes beginning in April 2025. This shortage was mitigated partially through the importation of Kodatef with FDA approval, which was supplied to patients via Infuserve America, as well as the introduction of a new 8-ct Arakoda bottle into the regular commercial supply chain.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the three months ended June 30, 2025, discounts and rebates were $82,804 compared to $106,755 for the three months ended June 30, 2024. The rebate on Kodatef sales was only 10% and there were no PBM-related discounts on sales of Kodatef.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. Since the introduction of the new 8-ct bottle in June 2025, we will be reporting Arakoda unit sales in terms of 16-ct box equivalents. For the three months ended June 30, 2025, the equivalent of 1,082 16-ct boxes were sold to pharmacies and dispensaries. Sales volume decreased by 17% from 1,301 16-ct box equivalents sold to pharmacies and dispensaries for the three months ended June 30, 2024. The sales volume decline to pharmacies and dispensaries is directly tied to the temporary unavailability of Arakoda 16-ct boxes in regular supply channels, as previously discussed. Arakoda (in the form of a new 8-ct bottle) had re-entered, but not saturated, existing distribution channels as of June 30, 2025, and Kodatef sales did not completely mitigate the shortage, which we assume was due to the overall higher out-of-pocket costs due to the nature of cash-only sales by Infuserve America.

Kodatef sales to our distributor Biocelect in Australia for the three months ended June 30, 2025 were $1,219 ($9,002 for the three months ended June 30, 2024). A historical portion of sales to Biocelect remain subject to a profit share distribution once the original transfer price has been recouped. Biocelect, which acts as a distributor in the Australian and New Zealand markets, reported a 3% quarter-over--quarter decline, with 396 boxes sold for the three months ended June 30, 2025, compared to 410 boxes for the three months ended June 30, 2024. As of June 30, 2025, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 31.5 boxes. Additionally, under a new agreement executed during the quarter, Biocelect began to purchase from the latest manufactured lot of Kodatef at $49.50 AUD per box which are not subject to historical profit share. For the quarter ended June 30, 2025, no boxes of Kodatef were sold to Biocelect (none for the quarter ended June 30, 2024). As of June 30, 2025, 1,252 of profit share was due to us ($9,444 as of December 31, 2024).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. SB reported 110 boxes sold during the three months ended June 30, 2025, representing a 293% increase from 28 boxes sold during the three months ended June 30, 2024. According to our distributor, this is due to greater interest in treating babesiosis.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $50,051 for the three months ended June 30, 2025, as compared to $89,564 for the three months ended June 30, 2024. The decrease in cost of goods sold is a combination of the aforementioned decline in sales as well as a more favorable mix of sales with a lower per unit cost. As a result of these factors, the Gross Margin % increased from 28.33% for the three months ended June 30, 2024 to 50.41% for the three months ended June 30, 2025. This increase is primarily attributable to lower rebates and per unit costs of goods sold that together, more than offset the decline in sales.

Other Operating Revenues

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research Revenues	$206,939	$728	$206,211	28,325.69%

The research revenues earned by us were $206,939 for the three months ended June 30, 2025, as compared to $728 for the three months ended June 30, 2024. The increase in research revenues is primarily due to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda and the contract we signed with the University of Kentucky for tafenoquine clinical trial supply. We recognized research revenues of $116,948 related to the USAMMDA grant for the three months ended June 30, 2025 ($0 for the three months ended June 30, 2024). For the three months ended June 30, 2025, we recognized research revenues of $89,302 from the University of Kentucky ($0 for the three months ended June 30, 2024). We also recognized research revenues from the Australian Tax Authority for research activities conducted in Australia of $954 for the three months ended June 30, 2025 ($366 for the three months ended June 30, 2024).

Operating Expenses

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research and Development	$249,884	$3,095,326	$(2,845,442)	(91.93)%
General and Administrative Expenses	1,612,764	1,129,560	483,204	42.78
Total Operating Expenses	$1,862,648	$4,224,886	$(2,362,238)	(55.91)%

Research and Development

Research and development costs decreased by $2,845,442 for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The decline is primarily attributable to a non-cash charge of $2,625,000 recognized during the three months ended June 30, 2024 for stock issued to the University of Kentucky upon the delivery of their report on the potential development of SJ733 + tafenoquine. Otherwise, research and development costs incurred for the three months ended June 30, 2025 and 2024 primarily consisted of costs related to our babesiosis trials for tafenoquine. Direct trial-related costs represent 71% of the total research and development costs at $176,892 for the three months ended June 30, 2025, compared to 13% of the costs at $389,735 for the three months ended June 30, 2024.

General and Administrative Expenses

For the three months ended June 30, 2025, our general and administrative expenses increased by approximately 42.78% or $483,204 from the three months ended June 30, 2024. For the three months ended June 30, 2025, we incurred significantly higher sales, advertising and promotion expenses and investor outreach expenses at $395,097 and $365,523, up from $74,315 and $266,266 for the three months ended June 30, 2024, respectively. Additionally, for the three months ended June 30, 2025, we recognized $34,503 in stock-based compensation expense ($0 for the three months ended June 30, 2024). This increase was in part due to new partially vested option grants awarded to two executives in January 2025, as well as the ongoing quarterly expense recognized for additional stock options granted in the third quarter of 2024.

Interest and Other Income, net

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Interest Expense	$(1,221)	$(3,621)	$2,400	(66.28)%
Change in Fair Value of Derivative Liabilities	(140,447)	(1,101)	(139,346)	12,656.31
Other Income, net	13,066	19,684	(6,618)	(33.62)
Total Interest and Other (Expense) Income, net	$(128,602)	$14,962	$(143,564)	(959.52)%

Interest Expense

For the three months ended June 30, 2025, we recognized $1,221 of interest expense ($3,621 for the three months ended June 30, 2024). Our interest expense for the periods presented relates to our single outstanding loan from the SBA. Cash paid for interest expense was $2,193 and $2,193 for the three months ended June 30, 2025 and June 30, 2024, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2025, we recognized a loss on the change in fair value of derivative liabilities of $140,447 compared to the loss of $1,101 for the three months ended June 30, 2024. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability.

Other Income, net

For the three months ended June 30, 2025, we recognized $13,066 in other income compared to $19,684 for the three months ended June 30, 2024. For the three months ended June 30, 2025, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $15,687 ($20,669 for the three months ended June 30, 2024).

Comparison of the Six Months Ended June 30, 2025, and 2024

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$264,484	$230,646	$33,838	14.67%
Cost of Revenues	123,323	155,001	(31,678)	(20.44)
Gross Profit	$141,161	$75,645	$65,516	86.61%
Gross Margin %	53.37%	32.80%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $264,484 for the six months ended June 30, 2025, as compared to $230,646 for the six months ended June 30, 2024. For the six months ended June 30, 2025, our U.S. pharmaceutical distributor and Infuserve America accounted for 61% and 34% of our total net product sales of Arakoda, respectively, and Kodatef sales to our Australian distributor accounted for 5% of total net product sales (96%, 0%, and 4% for the six months ended June 30, 2024, respectively). Domestic, commercial product sales volume decreased during the period due to a shortage of Arakoda 16-ct boxes occurring in June 2025, resulting from a delay in completing commercial validation of a new packaging format. This shortage was mitigated partially through the importation of Kodatef with FDA approval, which was supplied to patients via Infuserve America, and the introduction of a new 8-ct Arakoda bottle into the regular commercial supply chain.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the six months ended June 30, 2025, discounts and rebates were $174,205 compared to $201,624 for the six months ended June 30, 2024.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. Since the introduction of the new 8-ct bottle in June 2025, we will be reporting Arakoda unit sales in terms of 16-ct box equivalents. For the six months ended June 30, 2024, 2,323 16-ct box equivalents were sold to pharmacies and dispensaries. Sales volume increased by 15% to 2,661 16-ct box equivalents sold to pharmacies and dispensaries for the six months ended June 30, 2025.

Kodatef sales to our distributor Biocelect in Australia for the six months ended June 30, 2025 were $13,285 ($10,006 for the six months ended June 30, 2024). A historical portion of sales to Biocelect remain subject to a profit share distribution once the original transfer price has been recouped. Biocelect, which acts as a distributor in the Australian and New Zealand market, reported 27% year-over-year decline, the equivalent of 782 boxes sold for the six months ended June 30, 2025, compared to 1,075 boxes for the six months ended June 30, 2024. As of June 30, 2025, Biocelect’s unsold inventory that remains subject to profit share was the equivalent of 31.5 boxes. Additionally, under a new agreement executed during the quarter, Biocelect began to purchase from the latest manufactured lot of Kodatef at $49.50 AUD per box which are not subject to historical profit share. For the six months ended June 30, 2025, 200 boxes of Kodatef were sold to Biocelect (None for the three and six months ended June 30, 2024). As of June 30, 2025, $1,252 of profit share was due to us ($9,444 as of December 31, 2024).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. For the six months ended June 30, 2025, SB reported 183 boxes sold (55 boxes sold for the six months ended June 30, 2024). According to our distributor, this is due to greater interest in treating babesiosis.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $123,323 for the six months ended June 30, 2025, as compared to $155,001 for the six months ended June 30, 2024. The decrease in cost of goods sold is due to a more favorable mix of sales with a lower per unit cost. The Gross Margin % increased from 32.80% for the six months ended June 30, 2024 to 53.37% for the six months ended June 30, 2025. This is attributable to several factors: the growth in revenues, reduction in discounts associated with Kodatef, and the lower per unit cost of newly introduced Arakoda bottles and Kodatef boxes.

Other Operating Revenues

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research Revenues	$299,670	$30,359	$269,311	887.09%

The research revenues earned by us were $299,670 for the six months ended June 30, 2025, as compared to $30,359 for the six months ended June 30, 2024. The increase in research revenues is primarily due to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda and the contract we signed with the University of Kentucky for tafenoquine clinical trial supply. We recognized research revenues of $194,914 related to the USAMMDA grant for the six months ended June 30, 2025 ($0 for the six months ended June 30, 2024). We recognized research revenues of $89,302 from the University of Kentucky for the six months ended June 30, 2025 ($0 for the six months ended June 30, 2024). Other research revenues were $15,454 for the six months ended June 30, 2025 ($30,359 for the six months ended June 30, 2024).

Operating Expenses

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research and Development	$657,506	$3,432,508	$(2,775,002)	(80.84)%
General and Administrative Expenses	3,299,028	2,204,694	1,094,334	49.64
Total Operating Expenses	$3,956,534	$5,637,202	$(1,680,668)	(29.81)%

Research and Development

Research and development costs decreased by $2,775,002 for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The decline is primarily attributable to a non-cash charge of $2,625,000 recognized during the six months ended June 30, 2024 for stock issued to the University of Kentucky upon the delivery of their report on the potential development of SJ733 + tafenoquine. Otherwise, research and development costs incurred for the six months ended June 30, 2025 and 2024 primarily consisted of costs related to our babesiosis trial for tafenoquine. Direct trial-related costs represent 69% of the total research and development costs at $452,525 for the six months ended June 30, 2025, compared to 17% of the costs at $575,826 for the six months ended June 30, 2024. We also recorded $61,413 in research and development expenses related to commercial validation and packaging of Arakoda, for which a majority qualifies for reimbursement under the USAMMDA grant discussed above.

General and Administrative Expenses

For the six months ended June 30, 2025, our general and administrative expenses increased by approximately 49.64% or $1,094,334 from the six months ended June 30, 2024. For the six months ended June 30, 2025, we incurred significantly higher sales, advertising and promotion expenses and investor outreach expenses at $680,384 and $759,211, up from $178,379 and $448,429 for the six months ended June 30, 2024, respectively. Additionally, for the six months ended June 30, 2025, we recognized $177,148 in stock-based compensation expense ($0 for the six months ended June 30, 2024). This increase was in part due to new partially vested option grants awarded to two executives in January 2025, as well as the quarterly expense recognized for additional stock options granted in the third quarter of 2024.

Interest and Other (Expense) Income, net

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Interest Expense	$(3,011)	$(5,023)	$2,012	(40.06)%
Change in Fair Value of Derivative Liabilities	(135,342)	1,739,746	(1,875,088)	(107.78)
Other Income, net	43,388	50,735	(7,347)	(14.48)
Total Interest and Other (Expense) Income, net	$(94,965)	$1,785,458	$(1,880,423)	(105.32)%

Interest Expense

For the six months ended June 30, 2025, we recognized $3,011 of interest expense ($5,023 for the six months ended June 30, 2024). Our interest expense for the periods presented relates entirely to our single outstanding loan from the SBA. Cash paid for interest expense was $4,386 and $4,386 for the six months ended June 30, 2025 and 2024, respectively.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2025, we recognized a loss on the change in fair value of derivative liabilities of $135,342 compared to the gain of $1,739,746 for the six months ended June 30, 2024. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability.

Other Income, net

For the six months ended June 30, 2025, we recognized $43,388 in other income compared to $50,735 for the six months ended June 30, 2024. For the six months ended June 30, 2025, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $47,584 ($42,557 for the six months ended June 30, 2024). Other income for the six months ended June 30, 2024 also included $10,789 of storage revenue recognized in association with final payment under the legacy contract with the USAMMDA for storing Arakoda purchases. We did not recognize storage revenue for the six months ended June 30, 2025.

Cash Flows

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(3,047,494)	$(2,328,650)	$(718,844)	30.87%
Investing Activities	1,650,834	(140,373)	1,791,207	(1,276.03)
Financing Activities	1,696,899	1,902,426	(205,527)	(10.80)
Effect of Foreign Currency Translation on Cash Flow	7,338	714	6,624	927.73
Net Increase (Decrease) in Cash and Cash Equivalents	$307,577	$(565,883)	$873,460	(154.35)%

Cash Used in Operating Activities

Net cash used in operating activities was $3,047,494 for the six months ended June 30, 2025, as compared to $2,328,650 for the six months ended June 30, 2024. Our net cash used in operating activities decreased, primarily due to higher general and administrative expenses at $3,299,028 for the six months ended June 30, 2025 ($2,204,694 for the six months ended June 30, 2024), as a result of higher sales, advertising and promotion costs and investor outreach expenses, as discussed above, partially offset by lower research and development costs for our babesiosis trial at $452,525 for the six months ended June 30, 2025 ($575,826 for the six months ended June 30, 2024).

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $1,650,834 for the six months ended June 30, 2025, as compared to net cash used in investing activities of $140,373 for the six months ended June 30, 2024. For the six months ended June 30, 2025, we received proceeds of $1,708,000 from maturities of certain short-term investments in certificates of deposit ($0 for the six months ended June 30, 2024). The cash proceeds are partially offset by capitalized patent costs of $7,165 and fixed asset purchases of $50,001 for the six months ended June 30, 2025 ($28,298 and $90,000 for the six months ended June 30, 2024, respectively). However, we did not capitalize website development costs for the six months ended June 30, 2025 ($22,075 capitalized for the six months ended June 30, 2024 associated with enhancements to the functionality of our corporate website).

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,696,899 for the six months ended June 30, 2025, as compared to $1,902,426 for the six months ended June 30, 2024. The decreased in net cash provided by financing activities is mainly attributable to net proceeds of $1,898,296 received in connection with our common stock and warrant offering in January 2024, which exceeded the aggregate net proceeds of $1,712,973 received in connection with our common stock and warrant offerings completed in January 2025 and February 2025. We also received lower proceeds from the exercise of warrants at $1,926 for the six months ended June 30, 2025, compared to $9,990 for the six months ended June 30, 2024. Additionally, for the six months ended June 30, 2025, we withheld shares valued at $18,000 to cover tax withholdings for net share settlement of certain 2024 performance bonuses awarded to our executives ($0 for the six months ended June 30, 2024).

Effect of Foreign Currency Translation on Cash

Our foreign operations were small relative to U.S. operations for the six months ended June 30, 2025 and June 30, 2024, thus effects of foreign currency translation have been minor.

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

Derivative Liabilities

We analyze all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. As of June 30, 2025, derivative liabilities consist of contingent payment arrangements. We use a probability-weighted expected return method to determine the fair value of these instruments.

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

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2025, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Our management concluded that as of June 30, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended June 30, 2025.

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

We may issue a substantial number of shares of common stock upon exercise of the warrants issued in our July 2025 Offering, which would cause dilution to our stockholders and may affect the market price of our common stock.

In connection with our July 2025 Offering, we issued (i) 878,264 pre-funded warrants, (ii) Series A-1 warrants to purchase up to 2,631,578 shares of common stock, and (iii) Series A-2 warrants to purchase up to 2,631,578 shares of common stock. We also issued placement agent warrants to purchase up to 197,368 shares of common stock. The exercise of these warrants will results in the issuance of a substantial number of additional shares of common stock, which will dilute the ownership interests of existing stockholders. The sale of such shares, or the perception that such sales could occur, could also cause the market price of our common stock to decline.

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

Registration of the Shares of Common Stock Underlying Warrants

Pursuant to the January and February 2025 Securities Purchase Agreements, the Company was required to file a registration statement with the SEC within 45 days after the date of the respective Securities Purchase Agreements to register the shares underlying the warrants under the Securities Act. The Company agreed to use commercially reasonable efforts to cause such registration statement to become effective within 75 days following the respective closing dates, and to keep such registration statement effective at all times until no purchaser owns any warrants or warrant shares issuable upon exercise thereof. Subsequently, the Company filed a registration statement on Form S-1 (File No. 333-284983) on February 14, 2025, which was declared effective by the Securities and Exchange Commission on April 2, 2025 (the “Registration Statement”).

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

(B) Use of Proceeds

None.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended June 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

60 DEGREES PHARMACEUTICALS, INC.

Dated: August 13, 2025	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 13, 2025	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)