Form 10-Q
period 2025-09-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2025-11-13
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 13, 2025 the registrant had a total of 4,230,448 shares of its common stock, par value $0.0001 per share, issued and shares outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2025	December 31,
	(Unaudited)	2024
ASSETS:
Current Assets:
Cash and Cash Equivalents	$4,115,779	$1,659,353
Accounts Receivable	674,036	486,748
Prepaid and Other Assets	992,390	1,068,940
Short-Term Investments	-	1,728,472
Inventory (Note 3)	527,004	442,764
Total Current Assets	6,309,209	5,386,277
Property and Equipment, net (Note 4)	227,752	149,808
Other Assets:
Long-Term Prepaid Expense	-	66,176
Intangible Assets, net (Note 5)	152,383	157,084
Total Other Assets	152,383	223,260
Total Assets	$6,689,344	$5,759,345
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,391,347	$1,007,618
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	797,275	640,830
Total Current Liabilities	2,197,394	1,657,220
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	144,992	147,119
Total Long-Term Liabilities	144,992	147,119
Total Liabilities	2,342,386	1,804,339
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 76,480 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 6)	9,567,439	9,567,439
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 4,104,469 and 566,908 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1) (Note 6)	410	57
Additional Paid-in Capital(1)	41,172,888	34,860,590
Accumulated Other Comprehensive Income	144,039	135,471
Accumulated Deficit	(46,454,556)	(40,527,957)
60P Shareholders’ Equity:	4,430,220	4,035,600
Noncontrolling Interest	(83,262)	(80,594)
Total Shareholders' Equity	4,346,958	3,955,006
Total Liabilities and Shareholders' Equity	$6,689,344	$5,759,345

(1)	Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product Revenues – net of Discounts and Rebates	$437,602	$135,293	$702,086	$365,939
Cost of Revenues	537,690	111,687	661,013	266,688
Gross (Loss) Profit	(100,088)	23,606	41,073	99,251
Research Revenues	90,960	12,818	390,630	43,177
Net (Loss) Revenue	(9,128)	36,424	431,703	142,428

Operating Expenses:
Research and Development	809,777	940,063	1,467,283	4,372,571
General and Administrative Expenses	1,506,620	1,215,053	4,805,648	3,419,747
Total Operating Expenses	2,316,397	2,155,116	6,272,931	7,792,318

Loss from Operations	(2,325,525)	(2,118,692)	(5,841,228)	(7,649,890)

Interest Expense	(1,708)	(1,467)	(4,719)	(6,490)
Change in Fair Value of Derivative Liabilities	(21,103)	(56,712)	(156,445)	1,683,034
Other Income, net	31,550	16,623	74,938	67,358
Total Interest and Other Income (Expense), net	8,739	(41,556)	(86,226)	1,743,902
Loss from Operations before Provision for Income Taxes	(2,316,786)	(2,160,248)	(5,927,454)	(5,905,988)
Provision for Income Taxes (Note 9)	250	250	1,813	751
Net Loss including Noncontrolling Interest	(2,317,036)	(2,160,498)	(5,929,267)	(5,906,739)
Net Loss – Noncontrolling Interest	(712)	(713)	(2,668)	(4,669)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,316,324)	(2,159,785)	(5,926,599)	(5,902,070)

Comprehensive Loss:
Net Loss	(2,317,036)	(2,160,498)	(5,929,267)	(5,906,739)
Unrealized Foreign Currency Translation Gain	1,230	4,403	8,568	3,646
Total Comprehensive Loss	(2,315,806)	(2,156,095)	(5,920,699)	(5,903,093)

Net Loss – Noncontrolling Interest	(712)	(713)	(2,668)	(4,669)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,315,094)	(2,155,382)	(5,918,031)	(5,898,424)

Cumulative Dividends on Series A Preferred Stock	(128,097)	(116,571)	(372,960)	(352,333)
Net Loss - attributed to common stockholders	$(2,443,191)	$(2,271,953)	$(6,290,991)	$(6,250,757)

Net Loss per Common Share:
Basic and Diluted	$(0.66)	$(4.65)	$(2.92)	$(21.74)
Weighted Average Number of Common Shares Outstanding(1)
Basic and Diluted	3,675,407	488,654	2,152,682	287,529

(1)	Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

 60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Nine Months Ended September 30, 2025
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	76,480	$9,567,439	566,908	$57	$34,860,590	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006
Issuance of common stock and warrants pursuant to January 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	204,312	20	804,326	-	-	804,346	-	804,346
Issuance of common stock and warrants pursuant to February 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	300,700	30	908,597	-	-	908,627	-	908,627
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	385,200	38	1,888	-	-	1,926	-	1,926
Issuance of shares for annual performance bonuses, net of shares withheld for taxes	-	-	15,809	2	103,542	-	-	103,544	-	103,544
Share-based compensation expense	-	-	-	-	142,645	-	-	142,645	-	142,645
Net foreign translation loss	-	-	-	-	-		(9,904)	(9,904)	-	(9,904)
Net loss	-	-	-	-	-	(1,876,549)	-	(1,876,549)	(752)	(1,877,301)
Share rounding adjustment for reverse stock split	-	-	(38)	-	-		-	-	-	-
Balance— March 31, 2025 (unaudited)	76,480	$9,567,439	1,472,891	$147	$36,821,588	$(42,404,506)	$125,567	$4,110,235	$(81,346)	$4,028,889
Share-based compensation expense	-	-	-	-	34,503	-	-	34,503	-	34,503
Net foreign translation gain	-	-	-	-	-	-	17,242	17,242	-	17,242
Net loss	-	-	-	-	-	(1,733,726)	-	(1,733,726)	(1,204)	(1,734,930)
Balance— June 30, 2025 (unaudited)	76,480	$9,567,439	1,472,891	$147	$36,856,091	$(44,138,232)	$142,809	$2,428,254	$(82,550)	$2,345,704
Issuance of common stock and warrants pursuant to July 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	1,753,314	175	4,281,125	-	-	4,281,300	-	4,281,300
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	878,264	88	790	-	-	878	-	878
Share-based compensation expense	-	-	-	-	34,882	-	-	34,882	-	34,882
Net foreign translation gain	-	-	-	-	-	-	1,230	1,230	-	1,230
Net loss	-	-	-	-	-	(2,316,324)	-	(2,316,324)	(712)	(2,317,036)
Balance— September 30, 2025 (unaudited)	76,480	$9,567,439	4,104,469	$410	$41,172,888	$(46,454,556)	$144,039	$4,430,220	$(83,262)	$4,346,958

(1) Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Nine Months Ended September 30, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2023	78,803	$9,858,040	96,847	$10	$27,457,373	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs (Note 6)	-	-	87,683	9	1,898,287	-	-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	8,326	1	4,994	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	3,201	-	-	-	-	-	-	-
Net foreign translation loss	-	-	-	-	-	-	(3,894)	(3,894)	-	(3,894)
Net income (loss)	-	-	-	-	-	430,470	-	430,470	(2,485)	427,985
Balance— March 31, 2024 (unaudited)	78,803	$9,858,040	196,057	$20	$29,360,654	$(32,150,380)	$131,667	$7,200,001	$(74,523)	$7,125,478
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	8,326	1	4,994	-	-	4,995	-	4,995
Issuance of shares for RSUs	-	-	1,069	-	-	-	-	-	-	-
Voluntary return of shares issued to vendor for services	-	-	(2,000)	-	-	-	-	-	-	-
Net foreign translation gain	-	-	-	-	-	-	3,137	3,137	-	3,137
Net loss	-	-	-	-	-	(4,172,755)	-	(4,172,755)	(1,471)	(4,174,226)
Balance— June 30, 2024 (unaudited)	78,803	$9,858,040	203,452	$21	$29,365,648	$(36,323,135)	$134,804	$3,035,378	$(75,994)	$2,959,384
Voluntary conversion of Series A Preferred Stock into common stock	(2,323)	(290,601)	14,667	1	290,600	-	-	-	-	-
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	135,568	14	1,729,796	-	-	1,729,810	-	1,729,810
Issuance of warrants in Private Placement, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	-	-	3,414,502	-	-	3,414,502	-	3,414,502
Issuance of common stock for fractional shares pursuant to Reverse Stock Split rounding adjustment	-	-	18,710	2	(2)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	15,246	-	-	15,246	-	15,246
Net foreign translation gain	-	-	-	-	-	-	4,403	4,403	-	4,403
Net loss	-	-	-	-	-	(2,159,785)	-	(2,159,785)	(713)	(2,160,498)
Balance— September 30, 2024 (unaudited)	76,480	$9,567,439	372,397	$38	$34,815,790	$(38,482,920)	$139,207	$6,039,554	$(76,707)	$5,962,847

(1) Prior periods presented have been adjusted to reflect the 1:5 reverse stock split on February 24, 2025.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,929,267)	$(5,906,739)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	28,155	6,277
Amortization	31,150	28,004
Amortization of ROU Asset	-	13,517
Amortization of Capitalized Share-Based Payments	132,353	3,531,763
Share-Based Compensation under Equity Incentive Plan	212,030	15,246
Change in Fair Value of Derivative Liabilities	156,445	(1,683,034)
Write-offs of Capitalized Patents	-	11,300
Change in Inventory Reserve	244,682	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(187,288)	(92,490)
Prepaid and Other Assets	10,373	(99,756)
Inventory	(328,922)	14,133
Accounts Payable and Accrued Liabilities	455,378	171,411
Accrued Interest, net	18,345	(5,853)
Reduction of Lease Liability	-	(13,650)
Net Cash Used in Operating Activities	(5,156,566)	(4,009,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(20,868)	(49,869)
Purchases of Fixed Assets	(60,000)	(103,773)
Acquisition of Intangibles	(1,785)	(25,374)
Purchase of Short-Term Investments	-	(1,708,000)
Maturities of Short-Term Investments	1,708,000	-
Net Cash Provided by (Used in) Investing Activities	1,625,347	(1,887,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	-	1,898,296
Net Proceeds from January 2025 Offering	804,346	-
Net Proceeds from February 2025 Offering	908,627	-
Net Proceeds from July 2025 Offering	4,281,300	-
Shares Withheld for Net Share Settlement of Performance Bonuses	(18,000)	-
Net proceeds from ATM Offering	-	1,729,810
Net proceeds from Private Placement	-	3,414,502
Proceeds from Exercise of Pre-Funded Warrants	2,804	9,990
Net Cash Provided by Financing Activities	5,979,077	7,052,598

Effect of Exchange Rate Changes on Cash	8,568	2,492

Change in Cash and Cash Equivalents	2,456,426	1,158,203
Cash and Cash Equivalents—Beginning of Period	1,659,353	2,142,485
Cash and Cash Equivalents—End of Period	$4,115,779	$3,300,688

NONCASH INVESTING/FINANCING ACTIVITIES
Fair Value of Warrants Issued to Underwriters	$-	$71,364
Purchases of Fixed Assets included in Accounts Payable	$46,099	$-
Conversion of Series A Preferred Stock into Common Stock	$-	$290,601
Capitalized Patent Costs included in Accounts Payable	$3,796	$-
Gross Shares Issued for Annual Performance Bonuses	$121,544	$-

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At September 30, 2025, the Company had cash and cash equivalents totaling $4,115,779, as compared to cash and cash equivalents totaling $1,659,353 at December 31, 2024. During the nine months ended September 30, 2025 the Company used cash of $5,156,566 in its operating activities. The Company’s capital commitments over the next twelve months include interest payments on the Company’s debt arrangement of $8,772 and $1,391,347 to satisfy accounts payable and accrued expenses.

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

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At September 30, 2025, significant customers represented 89% of receivables (consisting of six total customers and two significant customers at 75% and 13%, respectively), and 95% of receivables at December 31, 2024 (consisting of three total customers and one significant customer). For the three months ended September 30, 2025, significant customers comprised 80% of total net product revenues (consisting of four total customers and one significant customer at 80%). For the three months ended September 30, 2024, 92% of total net product revenues (consisting of two total customers and one significant customer) were generated from significant customers. For the nine months ended September 30, 2025, 91% of total net product revenues (consisting of four total customers and two significant customers at 73% and 18%, respectively) were generated from significant customers. For the nine months ended September 30, 2024, 94% of total net product revenues (consisting of three total customers and one significant customer) were generated from significant customers.

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

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the consolidated condensed balance sheets. Total consolidated cash and cash equivalents and short-term investments were $4,115,779 and $3,387,825 as of September 30, 2025 and December 31, 2024, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. As of September 30, 2025, derivative liabilities consist of contingent payment arrangements. The Company uses a probability-weighted expected return method to determine the fair value of these instruments.

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

Equity-Classified Warrants

As of September 30, 2025, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

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

The Company recorded $809,777 and $940,063 in research and development expense during the three months ended September 30, 2025 and 2024, respectively, ($1,467,283 and $4,372,571 for the nine months ended September 30, 2025 and 2024, respectively). The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation - Stock Compensation. See Note 10 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at September 30, 2025, and December 31, 2024 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$797,275	$797,275
Total	$-	$-	$797,275	$797,275

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$640,830	$640,830
Total	$-	$-	$640,830	$640,830

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024 is presented in Note 8 – Derivative Liabilities.

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

Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of September 30, 2025 and December 31, 2024.

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Three Months Ended September 30,				Nine Months Ended September 30,				As of
Currency	2025		2024		2025		2024		September 30, 2025		December 31, 2024
1 AUD =	0.65	USD	0.67	USD	0.64	USD	0.66	USD	0.66	USD	0.62	USD

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

Net Loss per Common Share

Net Loss per Common Share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during each period. The Company includes pre-funded warrants, which carry a nominal exercise price per share, in its computation of basic and diluted net loss per share beginning on the date of issuance. The cumulative dividends accrued on the Series A Preferred Stock during the period are reflected as an increase to net loss or a reduction of net income in determining basic and diluted net loss attributable to common stockholders.

As the Company reported a net loss for all periods presented, the calculation of diluted net loss per common share is the same as basic net loss per common share.

As a result of the 1:5 Reverse Stock Split, which was effective as of February 24, 2025, all shares of outstanding common stock and net loss per common share calculations have been retroactively adjusted for all periods presented.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 13, 2025, which is the date the financial statements were issued. See Note 12.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will adopt this standard for the annual period ending December 31, 2025. The impact of ASU 2023-09 will be limited to the Company’s financial statement disclosures.

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

3. INVENTORY

Inventory consists of the following major classes:

	September 30, 2025	December 31, 2024
Raw Material (API)	$345,195	$-
Work in Process	-	284,883
Finished Goods	426,491	157,881
Total Inventory	771,686	442,764
Reserve for Expiring Inventory	(244,682)	-
Inventory	$527,004	$442,764

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated net realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to cost of revenues in the consolidated condensed statements of operations and comprehensive loss. During the three months ended September 30, 2025 and 2024, write downs for expired inventory were $436,561 and $1,165, respectively ($436,596 and $18,490 for the nine months ended September 30, 2025 and 2024, respectively).

4. PROPERTY AND EQUIPMENT

Property and Equipment, net consists of:

	September 30, 2025	December 31, 2024
Lab Equipment	$333,010	$233,411
Machinery	55,800	55,800
Computer Equipment	11,597	7,000
Furniture	3,030	3,030
Property and Equipment, at cost	403,437	299,241
Accumulated Depreciation	(175,685)	(149,433)
Property and Equipment, net	$227,752	$149,808

Depreciation expense for the three months ended September 30, 2025 and 2024 was in the amount of $12,225 and $4,334, respectively ($28,155 and $6,277 for the nine months ended September 30, 2025 and 2024, respectively).

5. INTANGIBLE ASSETS

Intangible Assets, net consists of:

	September 30, 2025	December 31, 2024
Patents	$152,267	$127,603
Website Development Costs	106,407	104,622
Intangible Assets, at cost	258,674	232,225
Accumulated Amortization	(106,291)	(75,141)
Intangible Assets, net	$152,383	$157,084

During the three months ended September 30, 2025 and 2024, the Company capitalized website development related costs of $1,785 and $3,299, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com  ($1,785 and $25,374 for the nine months ended September 30, 2025 and 2024, respectively). Amortization expense for the three months ended September 30, 2025 and 2024, was in the amount of $10,605 and $10,325, respectively ($31,150 and $28,004 for the nine months ended September 30, 2025 and 2024, respectively). During the three months ended September 30, 2025 and 2024 write-downs for expired or obsolete patents totaled $0 and $2,922, respectively ($0 and $11,300 for the nine months ended September 30, 2025 and 2024, respectively).

The following table summarizes the estimated future amortization expense for our patents and website development costs as of September 30, 2025:

Period	Patents	Website Development Costs
2025 (remaining three months)	$1,816	$5,754
2026	7,264	13,027
2027	7,264	3,689
2028	7,264	397
2029	7,264	-
Thereafter	38,435	-
Total	$69,307	$22,867

The Company has recorded $60,209 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of September 30, 2025, 4,104,469 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

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

July 2025 Offering

On July 15, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering (the “July 2025 Offering”), 1,753,314 units at an offering price of $1.90 per unit and 878,264 pre-funded units at an offering price of $1.899 per pre-funded unit. Each unit consisted of (i) one share of common stock, (ii) one series A-1 warrant exercisable for one share of common stock (the “July 2025 A-1 Warrants”), and (iii) one series A-2 warrant exercisable for one share of common stock (the “July 2025 A-2 Warrants” and together with the July 2025 A-1 Warrants, the “July 2025 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “July 2025 Pre-Funded Warrants”) and warrants identical to the July 2025 Warrants included in the units. The July 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, and were immediately exercisable beginning on July 16, 2025 until exercised in full. The July 2025 A-1 Warrants have an exercise price of $1.90 per share and are exercisable beginning on July 16, 2025 until July 15, 2030. The July 2025 A-2 Warrants have an exercise price of $1.90 per share and are exercisable beginning on July 16, 2025 until January 15, 2027.

As compensation for acting as the placement agent for the July 2025 Offering, the Company also issued to H.C. Wainwright & Co., LLC warrants (the “July 2025 Placement Agent Warrants”) to purchase up to 197,368 shares of common stock. The July 2025 Placement Agent Warrants have an exercise price equal to $2.375 per share and are exercisable upon issuance, or July 16, 2025, and expire five years from the date of issuance, or July 15, 2030.

The July 2025 Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-288550), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 15, 2025, and the final prospectus, which was filed with the SEC on July 16, 2025. The Offering closed on July 16, 2025, resulting in net proceeds to the Company of approximately $4,281,300, after deducting placement agent fees and other offering expenses paid by the Company.

2025 ATM Agreement

On September 5, 2025, the Company entered into an At-The-Market Sales Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to which the Company may, from time to time, offer and sell shares of its common stock, having aggregate gross sales proceeds of up to $1,397,532 (the “2025 ATM Offering”). As compensation for acting as the sales agent for the 2025 ATM Offering, Wainwright will be entitled to a commission of 3.0% of the gross proceeds from sales of shares in the 2025 ATM Offering.

The common stock to be sold under the 2025 ATM Agreement, if any, will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and a prospectus supplement dated September 5, 2025 relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement. As of September 30, 2025, no shares had been sold pursuant to the 2025 ATM Agreement. See Note 12 – Subsequent Events.

2024 ATM Offering

On July 12, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “2024 ATM Agreement”) with WallachBeth Capital LLC as sales agent, to sell shares of common stock having an aggregate offering price of up to $1,253,603 from time to time, through an “at the market offering” program (the “2024 ATM Offering”). The offer and sale of shares of common stock from the ATM Offering were made pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796) contained therein which became effective on July 18, 2024. The prospectus supplement was subsequently amended four times to increase the maximum aggregate offering price under the ATM Agreement. From July 19, 2024 to August 1, 2024, the Company sold a total of 135,568 shares in the ATM Offering for gross proceeds of $1,994,583.

On September 3, 2025, the Company and Wallachbeth Capital LLC entered into a Waiver and Termination Agreement, agreeing to terminate the 2024 ATM Agreement effective as of September 3, 2025.

Preferred Stock Conversions

On July 22, 2024 and July 26, 2024, the Company converted 1,291 and 1,032 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 8,000 shares and 6,667 shares of common stock, respectively.

Warrant Exercises

During the three months ended September 30, 2025 and 2024 the Company issued 878,264 and 0 shares of common stock upon the exercise of 878,264 and 0 pre-funded warrants, respectively, resulting in proceeds to the Company of $878 and $0, respectively. During the nine months ended September 30, 2025 and 2024 the Company issued 1,263,464 and 16,652 shares of common stock upon the exercise of 1,263,464 and 16,652 pre-funded warrants, respectively, resulting in proceeds to the Company of $2,804 and $9,990, respectively.

Common Stock Warrants

As of September 30, 2025, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

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

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and nine months ended September 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2024(1)	1,765,070	$17.59	3.26
Granted	747,200	3.56	2.00
Exercised	(385,200)	0.01	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2025	2,127,070	$15.85	2.60
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2025	2,127,070	$15.85	2.10
Granted(2)	6,338,788	1.65	3.31
Exercised	(878,264)	0.001	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, September 30, 2025	7,587,594	$5.82	2.82
Total exercisable, September 30, 2025	7,587,594	$5.82	2.82

(1)

Weighted average remaining contractual life at December 31, 2024 excludes 385,200 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, for which 0 warrants remain outstanding and exercisable at March 31, 2025, June 30, 2025 and September 30, 2025.

(2)

Weighted average remaining contractual life excludes 878,264 Pre-Funded Warrants issued July 2025 that do not have a contractual expiration date, for which 0 warrants remain outstanding and exercisable at September 30, 2025.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	52,737	$369.98	4.47
Granted	140,884	22.48	5.00
Exercised	(8,326)	0.60	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2024	185,295	$122.36	4.67
Granted	-	-	-
Exercised	(8,326)	0.60	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2024	176,969	$128.09	4.41
Granted(1)	1,782,612	4.70	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, September 30, 2024(1)	1,959,581	$15.84	4.16
Total exercisable, September 30, 2024(2)	756,680	$29.96	4.16

(1)

Weighted average remaining contractual life calculations exclude (i) 579,711 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, (ii) 43,479 September 2024 Agent Warrants and 579,711 Series A Warrants issued September 2024 that expire five years from the Stockholder Approval Date, defined above, and (iii) 579,711 Series B Warrants issued September 2024 that expire eighteen months from the Stockholder Approval Date, which had not yet occurred as of September 30, 2024.

(2)	Weighted average remaining contractual life calculation excludes 579,711 exercisable Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date.

Series A Preferred Stock

During the three and nine months ended September 30, 2025 and 2024, the Company converted 0 and 2,323 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 0 shares and 14,667 shares of common stock, respectively.

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions, and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three and nine months ended September 30, 2025, dividends in the amount of $128,097 and $372,960 accrued on outstanding shares of Series A Preferred Stock ($116,571 and $352,333 during the three and nine months ended September 30, 2024). As of September 30, 2025, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $1,076,975. To date, the Company has not declared or paid any dividends.

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

7. DEBT

On May 14, 2020, the Company received COVID-19 EIDL lending from the U.S. Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of September 30, 2025 and December 31, 2024 was $153,764 and $155,891, respectively. The current maturity at September 30, 2025 is $8,772 and the long-term liability is $144,992 ($8,772 and $147,119 at December 31, 2024, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2025 (remaining three months)	$-
2026	465
2027	3,220
2028	3,333
2029	3,470
Thereafter	139,512
Total	$150,000

8. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income/expense as the change in fair value of derivative liabilities.

As of September 30, 2025 and December 31, 2024, derivative liabilities consist of the contingent milestone payment due to Knight Therapeutics, Inc. (“Knight”), a former lender of the Company, as required by the Debt Conversion Agreement executed between the Company and Knight on January 9, 2023, as subsequently amended (the “Knight Debt Conversion Agreement”). Key points of this agreement were as follows:

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

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2025:

Contingent Milestone Payment
Derivative liabilities - December 31, 2024	$640,830
Change in fair value	(5,105)
Derivative liabilities - March 31, 2025	635,725
Change in fair value	140,447
Derivative liabilities - June 30, 2025	776,172
Change in fair value	21,103
Derivative liabilities - September 30, 2025	$797,275

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine months ended September 30, 2024:

Contingent Milestone Payment
Derivative liabilities - December 31, 2023	$2,306,796
Change in fair value	(1,740,847)
Derivative liabilities - March 31, 2024	565,949
Change in fair value	1,101
Derivative liabilities - June 30, 2024	567,050
Change in fair value	56,712
Derivative liabilities - September 30, 2024	$623,762

Changes in the fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated condensed statements of operations and comprehensive loss. During the nine months ended September 30, 2025 and 2024, the Company recorded a net (loss) gain on the change in the fair value of derivative liabilities of ($156,445) and $1,683,034, respectively.

9. INCOME TAXES

The Company did not record a federal income tax provision or benefit for the three and nine months ended September 30, 2025 and 2024 due to taxable losses. The Company recorded a provision for income taxes for the District of Columbia of $250 and $250 for the three months ended September 30, 2025 and 2024, respectively, thereby reflecting the minimum statutory tax due ($1,813 and $751 for the nine months ended September 30, 2025 and 2024, respectively).

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and Development	$-	$600,000	$-	$3,227,300
General and Administrative Expenses	79,000	68,974	344,383	319,709
Total Share-Based Compensation Expense Included in Operating Expenses	$79,000	$668,974	$344,383	$3,547,009

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, non-employees, and directors under the 2022 Plan. As of September 30, 2025, the number of remaining shares available for issuance under the 2022 Plan is equal to 57,068.

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

There were no stock options granted during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company granted a total of 120,000 stock options to two executives at a per share exercise price of $6.55. These options are subject to vesting annually in five equal tranches, with the first 20% tranche fully vested on the date of grant and thereafter, vest on the last date of each fiscal year beginning December 31, 2025. The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $4.55.

During the three and nine months ended September 30, 2024, Company granted a total of 17,005 stock options at a weighted average per share exercise price of $54.62. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2024 was $8.78.

The following table summarizes the significant assumptions used in determining the fair value of options granted during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025		2024	2025	2024
Weighted-average grant date fair value	$	N/A	$8.78	$4.55	$8.78
Risk-free interest rate		N/A	3.62% - 4.17%	4.36%	3.62% - 4.17%
Expected volatility		N/A	86.00% - 87.00%	90.00%	86.00% - 87.00%
Expected term (years)		N/A	6.41 - 10.00	4.50	6.41 - 10.00
Expected dividend yield		N/A	0.00%	0.00%	0.00%

For the three months ended September 30, 2025 and 2024, the Company recognized $34,882 and $15,246 of compensation expense related to stock option awards, respectively ($212,030 and $15,246 for the nine months ended September 30, 2025 and 2024, respectively).

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

During the three and nine months ended September 30, 2025 and 2024, 0 shares of common stock underlying RSUs vested and no RSUs were granted. The Company recognized $0 of compensation expense related to vested RSUs for the three and nine months ended September 30, 2025 and 2024.

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

Share-Based Payments to Vendors for Services

In 2023, the Company issued shares of common stock as share-based payments to certain vendors in exchange for services to be rendered to the Company in the future. For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments as a prepaid asset on the grant date, as defined in ASC 718. The corresponding cost is expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. As of September 30, 2025, the remaining unamortized balance of prepaid assets related to these share-based payments for which the grant date criteria has been met and the services are expected to be rendered within one year is $240,004 ($306,181 at December 31, 2024), which is presented as a component of prepaid and other assets on the accompanying consolidated condensed balance sheets. The unamortized balance of noncurrent prepaid assets related to these share-based payments for which the services are expected to be rendered beyond one year is $0 ($66,176 at December 31, 2024), reported in long-term prepaid expense on the accompanying consolidated condensed balance sheets.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to a single lease for its office space located in Washington, DC, which was most recently renewed for an additional one-year term that expires March 31, 2026. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs. Operating lease costs, including short-term leases, were in the amount of $5,573 and $4,938 for the three months ended September 30, 2025 and 2024, respectively ($15,340 and $24,067 for the nine months ended September 30, 2025 and 2024, respectively).

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

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), in which the Company obtained a license to research and commercialize the licensed technology with respect to the use of tafenoquine for treatment and/or prevention of babesiosis (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) for tafenoquine sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales for 60P products that are not sold in a format labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make royalty payments equal to 20% of the revenue received by the Company for sales of tafenoquine sold in a format labeled for use in the treatment of babesiosis or 10% for sales of tafenoquine that are not sold in a format labeled for use in the treatment of babesiosis. As of September 30, 2025, the royalty period has not commenced, thus no accruals have been made.

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2025, which is the date the financial statements were issued.

2025 Annual Meeting of Stockholders

On October 8, 2025, the Company conducted its virtual 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). The Company’s stockholders of record at the close of business on August 29, 2025, the record date for the determination of stockholders entitled to vote at the 2025 Annual Meeting, approved the proposals to (1) elect five directors to serve until the 2026 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (2) approve an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance by 250,000 shares; (3) approve an amendment to the Company’s Certificate of Incorporation, to effect a reverse stock split of the common stock at a reverse stock split ratio ranging from 1:3 to 1:10 inclusive, as may be determined at the appropriate time by the Board of Directors, in its sole discretion; and (4) ratify the selection of RBSM LLP by the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

Option Grant

On October 21, 2025, the Company’s Board of Directors approved the grant of 32,000 stock options to each of the four directors (8,000 per director) at a per share exercise price of $1.46. These stock options were fully vested on the date of grant and have a term of seven years.

2025 ATM Agreement

Pursuant to the 2025 ATM Agreement described in Note 6, between October 16, 2025 and November 13, 2025, the Company sold an aggregate of 125,979 shares at a weighted average price per share of $1.62, generating net proceeds to the Company of $196,356, after deducting commissions and certain other offering expenses.

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

Business Developments

The following highlights significant business developments in our business during the quarter ended September 30, 2025.

●

On July 14, 2025, we announced our intent to seek a Minor Use Minor Species (MUMS) designation from the United States Food and Drug Administration (FDA) for the treatment of acute canine babesiosis upon completing a gap analysis of our existing data.

●

After completing a 6,000 nationwide patient survey and quantitative research study, on July 15, 2025, we announced that we had determined the total addressable market (TAM) for Babesiosis treatment to be $1.1 billion through patent expiration in 2035.

●	On July 17, 2025, we announced our entry into a sponsored research agreement with Tulane University to evaluate activity of tafenoquine against lyme and bartonella bacteria.

●	On August 19, 2025, we announced our partnership with the Icahn School of Medicine at Mount Sinai for our planned Phase II clinical study of tafenoquine in treating chronic babesiosis.

July 2025 Offering

On July 15, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we sold, in a registered direct offering (the “July 2025 Offering”), 1,753,314 units at an offering price of $1.90 per unit and 878,264 pre-funded units at an offering price of $1.899 per pre-funded unit. Each unit consisted of (i) one share of common stock, (ii) one series A-1 warrant exercisable for one share of common stock (the “July 2025 A-1 Warrants”), and (iii) one series A-2 warrant exercisable for one share of common stock (the “July 2025 A-2 Warrants” and together with the July 2025 A-1 Warrants, the “July 2025 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “July 2025 Pre-Funded Warrants”) and warrants identical to the July 2025 Warrants included in the units. The July 2025 Pre-Funded Warrants have an exercise price of $0.001 per share, and were immediately exercisable beginning on July 16, 2025 until exercised in full. The July 2025 A-1 Warrants have an exercise price of $1.90 per share and are exercisable beginning on July 16, 2025 until July 15, 2030. The July 2025 A-2 Warrants have an exercise price of $1.90 per share and are exercisable beginning on July 16, 2025 until January 15, 2027.

As compensation for acting as the placement agent for the July 2025 Offering, we also issued to H.C. Wainwright & Co., LLC warrants (the “July 2025 Placement Agent Warrants”) to purchase up to 197,368 shares of common stock. The July 2025 Placement Agent Warrants have an exercise price equal to $2.375 per share and are exercisable upon issuance, or July 16, 2025, and expire five years from the date of issuance, or July 15, 2030.

The July 2025 Offering was made pursuant to our registration statement on Form S-1 (File No. 333-288550), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 15, 2025, and the final prospectus, which we filed with the SEC on July 16, 2025. The Offering closed on July 16, 2025, resulting in net proceeds of approximately $4,281,300, after deducting placement agent fees and other offering expenses paid by us.

2025 ATM Agreement

On September 5, 2025, we entered into an At-The-Market Sales Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $1,397,532 (the “2025 ATM Offering”). As compensation for acting as the sales agent for the 2025 ATM Offering, Wainwright will be entitled to a commission of 3.0% of the gross proceeds from sales of shares in the 2025 ATM Offering. The common stock to be sold under the 2025 ATM Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and our prospectus supplement dated September 5, 2025 relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement. Between October 16, 2025 and November 13, 2025, we sold an aggregate of 125,979 shares at a weighted average price per share of $1.62, generating net proceeds of $196,356, after deducting commissions and certain other offering expenses.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $4,115,779 ($1,659,353 as of December 31, 2024). For the nine months ended September 30, 2025 and 2024, our net cash used in operating activities was $5,156,566 and $4,009,871, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $4.3 million received from the July 2025 public offering and an additional $196 thousand received through the 2025 ATM Agreement, we estimate that we will have sufficient funds to remain viable through March 31, 2026, assuming no additional capital raises. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

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

 Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2025:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$-	$6,167	$7,007	$136,826
Interest obligations on the debt arrangements	98,068	8,772	11,377	10,537	67,382
Accounts payable and accrued expenses	1,391,347	1,391,347	-	-	-
Total	$1,639,415	$1,400,119	$17,544	$17,544	$204,208

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

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted research and development services and costs associated with preparation for and conducting our Babesiosis trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and expensed over the service period as the services are provided. We have also issued shares of our common stock to vendors in exchange for research and development services.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	2025	2024
Product Revenues – net of Discounts and Rebates	$437,602	$135,293	$702,086	$365,939
Cost of Revenues	537,690	111,687	661,013	266,688
Gross (Loss) Profit	(100,088)	23,606	41,073	99,251
Research Revenues	90,960	12,818	390,630	43,177
Net (Loss) Revenue	(9,128)	36,424	431,703	142,428

Operating Expenses:
Research and Development	809,777	940,063	1,467,283	4,372,571
General and Administrative Expenses	1,506,620	1,215,053	4,805,648	3,419,747
Total Operating Expenses	2,316,397	2,155,116	6,272,931	7,792,318

Loss from Operations	(2,325,525)	(2,118,692)	(5,841,228)	(7,649,890)

Interest Expense	(1,708)	(1,467)	(4,719)	(6,490)
Change in Fair Value of Derivative Liabilities	(21,103)	(56,712)	(156,445)	1,683,034
Other Income, net	31,550	16,623	74,938	67,358
Total Interest and Other Income (Expense), net	8,739	(41,556)	(86,226)	1,743,902
Loss from Operations before Provision for Income Taxes	(2,316,786)	(2,160,248)	(5,927,454)	(5,905,988)
Provision for Income Taxes	250	250	1,813	751
Net Loss including Noncontrolling Interest	(2,317,036)	(2,160,498)	(5,929,267)	(5,906,739)
Net Loss – Noncontrolling Interest	(712)	(713)	(2,668)	(4,669)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(2,316,324)	$(2,159,785)	$(5,926,599)	$(5,902,070)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	2025	2025
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	100.00%	100.00%
Cost of Revenues	122.87	82.55	94.15	72.88
Gross (Loss) Profit	(22.87)	17.45	5.85	27.12
Research Revenues	20.79	9.47	55.64	11.80
Net (Loss) Revenue	(2.09)	26.92	61.49	38.92

Operating Expenses:
Research and Development	185.05	694.83	208.99	1,194.89
General and Administrative Expenses	344.29	898.09	684.48	934.51
Total Operating Expenses	529.34	1,592.92	893.47	2,129.40

Loss from Operations	(531.42)	(1,566.00)	(831.98)	(2,090.48)

Interest Expense	(0.39)	(1.08)	(0.67)	(1.77)
Change in Fair Value of Derivative Liabilities	(4.82)	(41.92)	(22.28)	459.92
Other Income, net	7.21	12.29	10.67	18.41
Total Interest and Other Income (Expense), net	2.00	(30.72)	(12.28)	476.56
Loss from Operations before Provision for Income Taxes	(529.43)	(1,596.72)	(844.26)	(1,613.93)
Provision for Income Taxes	0.06	0.18	0.26	0.21
Net Loss including Noncontrolling Interest	(529.48)	(1,596.90)	(844.52)	(1,614.13)
Net Loss – Noncontrolling Interest	(0.16)	(0.53)	(0.38)	(1.28)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(529.32)%	(1,596.38)%	(844.14)%	(1,612.86)%

Comparison of the Three Months Ended September 30, 2025 and 2024

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross (Loss) Profit, and Gross Margin

	For the Three Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$437,602	$135,293	$302,309	223.45%
Cost of Revenues	537,690	111,687	426,003	381.43
Gross (Loss) Profit	$(100,088)	$23,606	$(123,694)	(523.99)%
Gross Margin %	(22.87)%	17.45%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $437,602 for the three months ended September 30, 2025, as compared to $135,293 for the three months ended September 30, 2024. For the three months ended September 30, 2025, our U.S. pharmaceutical distributor and Infuserve America accounted for 80% and 8% of our total net product sales of Arakoda, respectively, and Kodatef sales to our Australian distributor accounted for 7% of total net product sales (92%, 0% and 8% for the three months ended September 30, 2024, respectively). Domestic, commercial product sales increased substantially in the period due to refilling the supply chain after stocking out in Q2 2025.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the three months ended September 30, 2025, discounts and rebates were $150,532 compared to $122,862 for the three months ended September 30, 2024. The rebate on Kodatef sales was only 10% and there were no PBM-related discounts on sales of Kodatef.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. Since the introduction of the new 8-ct bottle in June 2025, we will be reporting Arakoda unit sales in terms of 16-ct box equivalents. For the three months ended September 30, 2025, the equivalent of 1,505 16-ct boxes were sold to pharmacies and dispensaries. Sales volume increased by 14% from 1,319 16-ct box equivalents sold to pharmacies and dispensaries for the three months ended September 30, 2024.

Kodatef sales to our distributor Biocelect in Australia for the three months ended September 30, 2025 were $29,490 ($10,691 for the three months ended September 30, 2024). A historical portion of sales to Biocelect remained subject to a profit share distribution once the original transfer price has been recouped. Biocelect, which acts as a distributor in the Australian and New Zealand markets, reported a 33% quarter-over-quarter increase, with 552 boxes sold for the three months ended September 30, 2025, compared to 414 boxes for the three months ended September 30, 2024. As of September 30, 2025, Biocelect has no inventory left that remains subject to profit share. Additionally, under a new agreement executed during the second quarter, Biocelect began to purchase from the latest manufactured lot of Kodatef at $49.50 AUD per box which are not subject to historical profit share. For the quarter ended September 30, 2025, 900 boxes of Kodatef were sold to Biocelect (none for the quarter ended September 30, 2024). As of September 30, 2025, $16,331 of receivables were due to us ($9,444 as of December 31, 2024).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. SB reported 66 boxes sold during the three months ended September 30, 2025, representing a 22% increase from the 54 boxes sold during the three months ended September 30, 2024. According to our distributor, the stock out experienced in the US during the second quarter of 2025 also negatively impacted sales for the quarter in Europe. This only became rectified in late August when we sent 1,000 bottles of Arakoda to Europe.

Cost of Revenues, Gross (Loss) Profit, and Gross Margin

Cost of revenues was $537,690 for the three months ended September 30, 2025, as compared to $111,687 for the three months ended September 30, 2024.  The significant increase in cost of goods sold was primarily due to higher write-offs of inventory not expected to be sold prior to its expiration date. Write-offs of expiring inventory were $436,561 for the three months ended September 30, 2025, as compared to $1,165 for the three months ended September 30, 2024. The excess inventory resulted from our strategic decision to validate a new, larger-scale production method with then soon to be expiring raw materials (API), with the offsetting assistance from our USAMMDA grant. The development proved successful but the dating on the produced inventory is already considered in the industry to be short-dated and will have to be replaced by the beginning of the second quarter of 2026. The temporary increase in inventory write-offs was a necessary step in scaling our operations and is not expected to be recurring. Our new larger-scale production processes are expected to help keep inventory costs lower than otherwise. As a result of these factors, the Gross Margin % decreased from 17.45% for the three months ended September 30, 2024 to a Gross Loss % of 22.87% for the three months ended September 30, 2025.

Other Operating Revenues

	For the Three Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research Revenues	$90,960	$12,818	$78,142	609.63%

The research revenues earned by us were $90,960 for the three months ended September 30, 2025, as compared to $12,818 for the three months ended September 30, 2024. The increase in research revenues is due to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda. We recognized research revenues of $90,960 related to the USAMMDA grant for the three months ended September 30, 2025 ($12,994 for the three months ended September 30, 2024).

Operating Expenses

	For the Three Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research and Development	$809,777	$940,063	$(130,286)	(13.86)%
General and Administrative Expenses	1,506,620	1,215,053	291,567	24.00
Total Operating Expenses	$2,316,397	$2,155,116	$161,281	7.48%

Research and Development

Research and development costs decreased by $130,286 for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The decline is partially attributable to a non-cash charge of $600,000 recognized during the three months ended September 30, 2024 upon the delivery from Trevally of 8.8 kilograms of castanospermine, for which we had previously issued fully vested shares as advance consideration for the research materials. Otherwise, research and development costs incurred for the three months ended September 30, 2025 and 2024 primarily consisted of costs related to our babesiosis trials for tafenoquine. Direct trial-related costs represent 81% of the total research and development costs at $656,754 for the three months ended September 30, 2025, compared to 29% of the costs at $270,497 for the three months ended September 30, 2024.

General and Administrative Expenses

For the three months ended September 30, 2025, our general and administrative expenses increased by approximately 24.00% or $291,567 from the three months ended September 30, 2024. For the three months ended September 30, 2025, we incurred higher sales, advertising and promotion expenses at $414,718, up from $47,645 for the three months ended September 30, 2024. Additionally, for the three months ended September 30, 2025, we incurred higher legal and professional fees at $177,401 ($86,335 for the three months ended September 30, 2024).

Interest and Other Income, net

	For the Three Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Interest Expense	$(1,708)	$(1,467)	$(241)	16.43%
Change in Fair Value of Derivative Liabilities	(21,103)	(56,712)	35,609	(62.79)
Other Income, net	31,550	16,623	14,927	89.80
Total Interest and Other Income (Expense), net	$8,739	$(41,556)	$50,295	(121.03)%

Interest Expense

For the three months ended September 30, 2025, we recognized $1,708 of interest expense ($1,467 for the three months ended September 30, 2024). Our interest expense for the periods presented primarily relates to our single outstanding loan from the SBA. Cash paid for interest expense was $2,193 and $2,193 for the three months ended September 30, 2025 and September 30, 2024, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended September 30, 2025, we recognized a loss on the change in fair value of derivative liabilities of $21,103 compared to the loss of $56,712 for the three months ended September 30, 2024. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability.  Generally in the valuation model as we get closer to potential milestones the value of the derivative increases.

Other Income, net

For the three months ended September 30, 2025, we recognized $31,550 in other income compared to $16,623 for the three months ended September 30, 2024. For the three months ended September 30, 2025, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $32,566 ($16,635 for the three months ended September 30, 2024).

Comparison of the Nine Months Ended September 30, 2025, and 2024

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$702,086	$365,939	$336,147	91.86%
Cost of Revenues	661,013	266,688	394,325	147.86
Gross Profit	$41,073	$99,251	$(58,178)	(58.62)%
Gross Margin %	5.85%	27.12%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $702,086 for the nine months ended September 30, 2025, as compared to $365,939 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our U.S. pharmaceutical distributor and Infuserve America accounted for 73% and 18% of our total net product sales of Arakoda, respectively, and Kodatef sales to our Australian distributor accounted for 6% of total net product sales (94%, 0%, and 6% for the nine months ended September 30, 2024, respectively). Despite a shortage of Arakoda 16-ct boxes starting in April 2025, which resulted from a delay in completing commercial validation of a new packaging format, domestic, commercial product sales increased during the period, primarily due to the combination of rising sales, price increases and fewer returns.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the nine months ended September 30, 2025, discounts and rebates were $324,948 compared to $324,486 for the nine months ended September 30, 2024.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. Since the introduction of the new 8-ct bottle in June 2025, we will be reporting Arakoda unit sales in terms of 16-ct box equivalents. For the nine months ended September 30, 2024, 3,642 16-ct box equivalents were sold to pharmacies and dispensaries. Sales volume increased by 14% to 4,166 16-ct box equivalents sold to pharmacies and dispensaries for the nine months ended September 30, 2025.

Kodatef sales to our distributor Biocelect in Australia for the nine months ended September 30, 2025 were $42,775 ($20,697 for the nine months ended September 30, 2024). A historical portion of sales to Biocelect remained subject to a profit share distribution once the original transfer price has been recouped. Biocelect, which acts as a distributor in the Australian and New Zealand market, reported 10% year-over-year decline, the equivalent of 1,334 boxes sold for the nine months ended September 30, 2025, compared to 1,489 boxes for the nine months ended September 30, 2024. As of September 30, 2025, Biocelect has no inventory left that remains subject to profit share. Additionally, under a new agreement executed during the period, Biocelect began to purchase from the latest manufactured lot of Kodatef at $49.50 AUD per box which are not subject to historical profit share. For the nine months ended September 30, 2025, 1,100 boxes of Kodatef were sold to Biocelect (None for the nine months ended September 30, 2024). As of September 30, 2025, $16,331 of receivables was due to us ($9,444 as of December 31, 2024).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. For the nine months ended September 30, 2025, SB reported 249 boxes sold (109 boxes sold for the nine months ended September 30, 2024). According to our distributor, this is due to greater interest in treating babesiosis. Additionally, we received another purchase order of product from Europe and shipped 1,000 bottles towards the end of August 2025.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $661,013 for the nine months ended September 30, 2025, as compared to $266,688 for the nine months ended September 30, 2024. The significant increase in cost of goods sold was primarily due to higher write-offs of inventory not expected to be sold prior to its expiration date. Write-offs of expiring inventory were $436,596 for the nine months ended September 30, 2025, as compared to $18,490 for the nine months ended September 30, 2024. The excess inventory resulted from our strategic decision to validate a new, larger-scale production method with then soon to be expiring raw materials (API), with the offsetting assistance from our USAMMDA grant. The development proved successful but the dating on the produced inventory is already considered in the industry to be short-dated and will have to be replaced by the beginning of the second quarter 2026. The temporary increase in inventory writeoffs was a necessary step in scaling our operations and is not expected to be recurring. Our new larger-scale production processes are expected to help keep inventory costs lower than otherwise. Due to these factors, the Gross Margin % decreased from 27.12% for the nine months ended September 30, 2024 to 5.85% for the nine months ended September 30, 2025.

Other Operating Revenues

	For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research Revenues	$390,630	$43,177	$347,453	804.72%

The research revenues earned by us were $390,630 for the nine months ended September 30, 2025, as compared to $43,177 for the nine months ended September 30, 2024. The increase in research revenues is primarily due to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda and the contract we signed with the University of Kentucky for tafenoquine clinical trial supply. We recognized research revenues of $285,874 related to the USAMMDA grant for the nine months ended September 30, 2025 ($12,994 for the nine months ended September 30, 2024). We recognized research revenues of $89,302 from the University of Kentucky for the nine months ended September 30, 2025 ($0 for the nine months ended September 30, 2024). Other research revenues were $15,454 for the nine months ended September 30, 2025 ($30,183 for the nine months ended September 30, 2024).

Operating Expenses

	For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research and Development	$1,467,283	$4,372,571	$(2,905,288)	(66.44)%
General and Administrative Expenses	4,805,648	3,419,747	1,385,901	40.53
Total Operating Expenses	$6,272,931	$7,792,318	$(1,519,387)	(19.50)%

Research and Development

Research and development costs decreased by $2,905,288 for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The decline is primarily attributable to a non-cash charge of $3,225,000 recognized during the nine months ended September 30, 2024 related to share-based payments issued to vendors in January 2023 as advance consideration, which payments were initially deferred and capitalized. Kentucky Technology, Inc. delivered us a report on the potential development of SJ733 + tafenoquine in the second quarter of 2024 and Trevally completed the synthesis of 8.8 kilograms of castanospermine in the third quarter of 2024, resulting in $2,625,000 and $600,000, respectively, of research and development expense recognized for the nine months ended September 30, 2024. Otherwise, research and development costs incurred for the nine months ended September 30, 2025 and 2024 primarily consisted of costs related to our babesiosis trial for tafenoquine. Direct trial-related costs represent 76% of the total research and development costs at $1,109,279 for the nine months ended September 30, 2025, compared to 19% of the costs at $846,323 for the nine months ended September 30, 2024. We also recorded $204,112 in research and development expenses related to commercial validation and packaging of Arakoda, for which a majority qualifies for reimbursement under the USAMMDA grant discussed above.

General and Administrative Expenses

For the nine months ended September 30, 2025, our general and administrative expenses increased by approximately 40.53% or $1,385,901 from the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we incurred significantly higher sales, advertising and promotion expenses and investor outreach expenses at $1,095,102 and $992,044, up from $226,024 and $684,808 for the nine months ended September 30, 2024, respectively. Additionally, for the nine months ended September 30, 2025, we recognized $212,030 in stock-based compensation expense ($15,246 for the nine months ended September 30, 2024). This increase was in part due to new partially vested option grants awarded to two executives in January 2025, as well as the ongoing quarterly expense recognized for additional stock options granted in the third quarter of 2024.

Interest and Other (Expense) Income, net

	For the Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Interest Expense	$(4,719)	$(6,490)	$1,771	(27.29)%
Change in Fair Value of Derivative Liabilities	(156,445)	1,683,034	(1,839,479)	(109.30)
Other Income, net	74,938	67,358	7,580	11.25
Total Interest and Other Income (Expense), net	$(86,226)	$1,743,902	$(1,830,128)	(104.94)%

Interest Expense

For the nine months ended September 30, 2025, we recognized $4,719 of interest expense ($6,490 for the nine months ended September 30, 2024). Our interest expense for the periods presented relates primarily to our single outstanding loan from the SBA. Cash paid for interest expense was $6,579 and $6,579 for the nine months ended September 30, 2025 and 2024, respectively.

Change in Fair Value of Derivative Liabilities

For the nine months ended September 30, 2025, we recognized a loss on the change in fair value of derivative liabilities of $156,445 compared to the gain of $1,683,034 for the nine months ended September 30, 2024. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability.

Other Income, net

For the nine months ended September 30, 2025, we recognized $74,938 in other income compared to $67,358 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $80,150 ($59,192 for the nine months ended September 30, 2024). Other income for the nine months ended September 30, 2024 also included $10,789 of storage revenue recognized in association with final payment under the legacy contract with the USAMMDA for storing Arakoda purchases. We did not recognize storage revenue for the nine months ended September 30, 2025.

Cash Flows

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(5,156,566)	$(4,009,871)	$(1,146,695)	28.60%
Investing Activities	1,625,347	(1,887,016)	3,512,363	(186.13)
Financing Activities	5,979,077	7,052,598	(1,073,521)	(15.22)
Effect of Foreign Currency Translation on Cash Flow	8,568	2,492	6,076	243.82
Net Increase (Decrease) in Cash and Cash Equivalents	$2,456,426	$1,158,203	$1,298,223	112.09%

Cash Used in Operating Activities

Net cash used in operating activities was $5,156,566 for the nine months ended September 30, 2025, as compared to $4,009,871 for the nine months ended September 30, 2024. Our net cash used in operating activities increased primarily due to higher general and administrative expenses at $4,805,648 for the nine months ended September 30, 2025 ($3,419,747 for the nine months ended September 30, 2024), as a result of higher sales, advertising and promotion costs and investor outreach expenses, as discussed above, and higher research and development costs for our babesiosis trial at $1,109,279 for the nine months ended September 30, 2025 ($846,323 for the nine months ended September 30, 2024).

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $1,625,347 for the nine months ended September 30, 2025, as compared to net cash used in investing activities of $1,887,016 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we received proceeds of $1,708,000 from maturities of certain short-term investments in certificates of deposit ($0 for the nine months ended September 30, 2024). The cash proceeds are partially offset by capitalized patent costs of $20,868 and fixed asset purchases of $60,000 for the nine months ended September 30, 2025 ($49,869 and $103,773 for the nine months ended September 30, 2024, respectively). Additionally, we capitalized less website development costs for the nine months ended September 30, 2025 at $1,785 ($25,374 capitalized for the nine months ended September 30, 2024) associated with enhancements to the functionality of our corporate website.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5,979,077 for the nine months ended September 30, 2025, as compared to $7,052,598 for the nine months ended September 30, 2024. The decrease in net cash provided by financing activities is mainly attributable to net proceeds aggregating to $7,042,608 received in connection with (i) our common stock and warrant offering in January 2024, (ii) the sale of common stock pursuant to the At-the-Market Sales Agreement in July and August 2024, and (iii) the sale of warrants in our Private Placement offering that closed in September 2024, which exceeded the aggregate net proceeds of $5,994,273 received in connection with our common stock and warrant offerings completed in January, February, and July 2025.

We also received lower proceeds from the exercise of warrants at $2,804 for the nine months ended September 30, 2025, compared to $9,990 for the nine months ended September 30, 2024. Additionally, for the nine months ended September 30, 2025, we withheld shares valued at $18,000 to cover tax withholdings for net share settlement of certain 2024 performance bonuses awarded to our executives ($0 for the nine months ended September 30, 2024).

Effect of Foreign Currency Translation on Cash

Our foreign operations were small relative to U.S. operations for the nine months ended September 30, 2025 and September 30, 2024, thus effects of foreign currency translation have been minor.

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

Derivative Liabilities

We analyze all financial instruments with features of both liabilities and equity under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. As of September 30, 2025, derivative liabilities consist of contingent payment arrangements. We use a probability-weighted expected return method to determine the fair value of these instruments.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will adopt this standard for the annual period ending December 31, 2025. The impact of ASU 2023-09 will be limited to our financial statement disclosures.

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

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2025, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Our management concluded that as of September 30, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended September 30, 2025.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Registration Statement.

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

If we fail to maintain compliance with Nasdaq’s continued listing requirements, including the minimum bid price rule, our common stock could be delisted, which would adversely affect the liquidity and market price of our shares.

In February 2025, we effected a 1-for-5 reverse stock split in order to regain compliance with Nasdaq’s $1.00 minimum bid price requirement. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing standards in the future. A Delisting of our common stock from The Nasdaq Capital Market would likely result in decreased liquidity for our stockholders. Could make it more difficult for us to raise additional capital, and might adversely affect the market price of our common stock.

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

The February 2025 Securities Purchase Agreement contained customary representations and warranties. The offering closed on February 6, 2025.

Pursuant to the Engagement Agreement between the Company and the Placement Agent dated August 30, 2024, as amended on September 3, 2024 and January 24, 2025, the Placement Agent acted as the Company’s exclusive placement agent in connection with the offering.

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

(B) Use of Proceeds

None.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended September 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
1.1	Engagement Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
1.2	Amendment to Engagement Agreement (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
1.3	Extension to Engagement Agreement (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
1.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 18, 2025)
1.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed July 18, 2025)
1.6	At-The-Market Sales Agreement (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed September 5, 2025)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 6, 2025)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 6, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2025)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2025)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
32.1**	Section 1350 Certification of the President and Chief Executive Officer of 60 Degrees Pharmaceuticals, Inc.
32.2**	Section 1350 Certification of the Chief Financial Officer of 60 Degrees Pharmaceuticals, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

60 DEGREES PHARMACEUTICALS, INC.

Dated: November 13, 2025	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: November 13, 2025	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)