Form 10-K
period 2025-12-31
60 DEGREES PHARMACEUTICALS, INC.
filed 2026-03-30
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant on June 30, 2025 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon checking the closing market price of such stock on The Nasdaq Capital Market on June 30, 2025 was approximately $3.34 million.

As of March 30, 2026 the Registrant had 2,636,788 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Corporate History

60 Degrees Pharmaceuticals, Inc. is a Delaware corporation that was incorporated on June 1, 2022. On June 1, 2022, 60 Degrees Pharmaceuticals, LLC, a District of Columbia limited liability company (“60P LLC”), entered into the Agreement and Plan of Merger with 60 Degrees Pharmaceuticals, Inc., pursuant to which 60P LLC merged into 60 Degrees Pharmaceuticals, Inc. The value of each outstanding membership interest in 60P LLC was correspondingly converted into common stock of 60 Degrees Pharmaceuticals, Inc., par value $0.0001 per share, with a cost-basis equal to $1,200.00 per share.

We also operate one subsidiary. A summary of our majority-owned subsidiary is below.

We own 97% equity in 60P Australia Pty Ltd, a Sydney, Australia-based subsidiary (“60P Australia”). 60P Australia holds sub-licensing rights for several ex-U.S. territories for our product.

60P Australia previously solely owned a Singaporean subsidiary company, 60P Singapore Pte. Ltd., which dissolved at our election in the second quarter of 2022.

Recent Developments

Reverse Stock Splits

On October 8, 2025, a majority of the stockholders of the Company approved the proposed reverse stock split of our Common Stock at a split ratio ranging between 1:3 and 1:10, as to be determined by the Board in its sole discretion. On December 17, 2025, our Board approved a 1-for-4 reverse split ratio. On January 20, 2026, we effectuated a 1-for-4 reverse stock split of our common stock (the “1:4 Reverse Stock Split” and together, with the 1:5 Reverse Stock Split and the 1:12 Reverse Stock Split, each as defined below, the “Reverse Stock Splits”). Beginning January 20, 2026, our common stock traded on The Nasdaq Capital Market on a split adjusted basis.

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

Previously, at the 2024 Annual Meeting of Stockholders in July 2024, our stockholders approved an amendment to our Certificate of Incorporation to effect reverse stock split of our common stock at a range of ratios between 1:5 to 1:12, and on July 19, 2024, our Board approved the implementation of the reverse stock split at a ratio of 1:12 (the “1:12 Reverse Stock Split”). On August 12, 2024, we effectuated a 1-for-12 reverse stock split of our common stock. Beginning August 12, 2024, our common stock began trading on The Nasdaq Capital Market on a split adjusted basis.

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

Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Annual Report on Form 10-K have been retroactively restated, as appropriate, to reflect the effect of the Reverse Stock Splits.

2025 Annual Meeting of Stockholders

On October 8, 2025, we conducted our virtual 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). Our stockholders of record at the close of business on August 29, 2025, the record date for the determination of stockholders entitled to vote at the 2025 Annual Meeting, approved the proposals to (1) elect five directors to serve until the 2026 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (2) approve an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance by 62,500 shares; (3) approve an amendment to the Company’s Certificate of Incorporation, to effect a reverse stock split of the common stock at a reverse stock split ratio ranging from 1:3 to 1:10 inclusive, as may be determined at the appropriate time by the Board of Directors, in its sole discretion; and (4) ratify the selection of RBSM LLP by the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

2025 ATM Agreement

On September 5, 2025, we entered into an At-The-Market Sales Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to which we may, from time to time, offer and sell shares of our common stock, having aggregate gross sales proceeds of up to $1,397,532 (the “2025 ATM Offering”). As compensation for acting as the sales agent for the 2025 ATM Offering, Wainwright was entitled to a commission of 3.0% of the gross proceeds from sales of shares in the 2025 ATM Offering.

The common stock sold under the 2025 ATM Agreement was issued and sold pursuant to our shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and our prospectus supplement dated September 5, 2025 relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Between October 16, 2025 and January 22, 2026, we sold an aggregate of 555,593 shares at a weighted average price per share of $2.51, generating net proceeds of $1,239,819, after deducting commissions and other offering expenses.

2026 ATM Offering

On March 2, 2026, we filed a prospectus supplement pursuant to Rule 424(b)(5) (the “2026 ATM Prospectus Supplement”) in connection with our At-The-Market Offering Agreement, with H.C. Wainwright & Co., LLC, pursuant to which we may, from time to time, offer and sell additional shares of our common stock having aggregate sales proceeds of up to $1,308,000 (the “2026 ATM Prospectus Supplement”). The 2026 ATM Prospectus Supplement was subsequently amended on March 11, 2026, to increase the maximum aggregate offering price under the 2026 ATM Offering by $981,000 (the “2026 ATM Prospectus Supplement Amendment,” and together with the 2026 ATM Prospectus Supplement the “2026 ATM Offering”).

As compensation for acting as the sales agent for the 2026 ATM Offering, Wainwright is entitled to a commission of 3.0% of the gross proceeds from the sales of shares in the 2026 ATM Offering.

The common stock that may be sold pursuant to the 2026 ATM Prospectus Supplement will be issued and sold pursuant to our shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and the 2026 ATM Prospectus Supplement relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Between March 2, 2026 and March 25, 2026, we sold an aggregate of 1,055,106 shares at a weighted average price per share of $2.49, generating net proceeds of $2,545,297, after deducting commissions and other offering expenses.

July 2025 Offering

On July 15, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we sold, in a registered direct offering (the “July 2025 Offering”), 438,332 units at an offering price of $7.60 per unit and 219,569 pre-funded units at an offering price of $7.596 per pre-funded unit. Each unit consisted of (i) one share of common stock, (ii) one series A-1 warrant exercisable for one share of common stock (the “July 2025 A-1 Warrants”), and (iii) one series A-2 warrant exercisable for one share of common stock (the “July 2025 A-2 Warrants” and together with the July 2025 A-1 Warrants, the “July 2025 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “July 2025 Pre-Funded Warrants”) and warrants identical to the July 2025 Warrants included in the units. The July 2025 Pre-Funded Warrants have an exercise price of $0.004 per share, and were immediately exercisable beginning on July 16, 2025 until exercised in full. The July 2025 A-1 Warrants have an exercise price of $7.60 per share and are exercisable beginning on July 16, 2025 until July 15, 2030. The July 2025 A-2 Warrants have an exercise price of $7.60 per share and are exercisable beginning on July 16, 2025 until January 15, 2027.

As compensation for acting as the placement agent for the July 2025 Offering, we also issued to H.C. Wainwright & Co., LLC warrants (the “July 2025 Placement Agent Warrants”) to purchase up to 49,342 shares of common stock. The July 2025 Placement Agent Warrants have an exercise price equal to $9.50 per share and are exercisable upon issuance, or July 16, 2025, and expire five years from the date of issuance, or July 15, 2030. The July 2025 Offering was made pursuant to our registration statement on Form S-1 (File No. 333-288550), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 15, 2025, and the final prospectus, which we filed with the SEC on July 16, 2025. The Offering closed on July 16, 2025, resulting in net proceeds of approximately $4,281,300, after deducting placement agent fees and other offering expenses paid by us.

February 2025 Offering

On February 5, 2025, we entered into a securities purchase agreement (the “February 2025 Securities Purchase Agreement”) with certain institutional investors (the “February 2025 Purchasers”) pursuant to which the Company sold an aggregate of 75,176 shares (the “February 2025 Shares”) of common stock at a purchase price of $14.30 per share in a registered direct offering priced at-the-market under the rules of Nasdaq (the “February 2025 Offering”).

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

In a concurrent private placement, the Company also issued to the February 2025 Purchasers unregistered warrants (the “February 2025 Warrants”) to purchase up to an aggregate of 75,176 shares of common stock at an exercise price of $11.80 per share. The February 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

Pursuant to the February 2025 Securities Purchase Agreement, we were required to file a registration statement with the SEC within 45 days after the date of the February 2025 Securities Purchase Agreement to register the shares underlying the February 2025 Warrants under the Securities Act. We agreed to use commercially reasonable efforts to cause such registration statement to become effective within 75 days following the closing date of the February 2025 Offering, and to keep such registration statement effective at all times until no February 2025 Purchaser owns any February 2025 Warrants or shares underlying the February 2025 Warrants issuable upon exercise thereof. Subsequently on February 14, 2025, we filed a registration statement covering the resale of the shares issuable upon exercise of the February 2025 Warrants and the February 2025 Placement Agent Warrants (as defined below) on Form S-1 (File No. 333-284983), which was declared effective by the Securities and Exchange Commission on April 2, 2025.

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

Pursuant to the terms of the Engagement Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, the Company paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. The Company also issued to the Placement Agent (or its designees) warrants to purchase up to 5,640 shares of Common Stock (the “February 2025 Placement Agent Warrants”). The February 2025 Placement Agent Warrants have an exercise price equal to $17.88 per share and are exercisable upon issuance and expire twenty-four months from the date of issuance.

The Company received net proceeds of $908,627 from the offering, after deducting estimated offering expenses paid by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

January 2025 Offering

On January 28, 2025, we entered into a securities purchase agreement (the “January 2025 Securities Purchase Agreement”) with certain institutional investors (the “January 2025 Purchasers”) pursuant to which the Company sold, in a registered direct offering an aggregate of 51,079 shares (the “January 2025 Shares”) of common stock at a purchase price of $20.42 per share in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market LLC (“Nasdaq”).

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

In a concurrent private placement, the Company also issued to the January 2025 Purchasers unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 102,158 shares of common stock at an exercise price of $15.42 per share. The January 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance.

Pursuant to the January 2025 Securities Purchase Agreement, we were required to file a registration statement with the SEC within 45 days after the date of the January 2025 Securities Purchase Agreement to register the shares underlying the January 2025 Warrants under the Securities Act. We agreed to use commercially reasonable efforts to cause such registration statement to become effective within 75 days following the closing date of the January 2025 Offering, and to keep such registration statement effective at all times until no January 2025 Purchaser owns any January 2025 Warrants or shares underlying the January 2025 Warrants issuable upon exercise thereof. Subsequently on February 14, 2025, we filed a registration statement covering the resale of the shares issuable upon exercise of the January 2025 Warrants and the January 2025 Placement Agent Warrants (as defined below) on Form S-1 (File No. 333-284983), which was declared effective by the Securities and Exchange Commission on April 2, 2025.

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

The issuance of the January 2025 Warrants pursuant to the January 2025 Securities Purchase Agreement and issuance of the January 2025 Placement Agent Warrants (defined below) were made pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder and Rule 506 of Regulation D promulgated under the Securities Act due to the fact the offering of the January 2025 Warrants and the January 2025 Placement Agent Warrants thereunder did not involve a public offering of securities.

The January 2025 Securities Purchase Agreement contained customary representations and warranties. The January 2025 Offering closed on January 30, 2025.

Pursuant to an engagement letter agreement between and H.C. Wainwright & Co., LLC dated August 30, 2024, as amended on September 3, 2024 and January 24, 2025, the Placement Agent acted as the Company’s exclusive placement agent in connection with the offering.

Pursuant to the terms of the Engagement Agreement, the Company paid the Placement Agent a cash transaction fee equal to 7.5% of the aggregate gross cash proceeds in the offering and a management fee equal to 1.0% of the aggregate gross cash proceeds in the offering. In addition, the Company paid for certain non-accountable expenses in the amount of $15,000 and a clearing fee in the amount of $10,000. The Company also issued to the Placement Agent (or its designees) warrants to purchase up to 3,833 shares of common stock (the “January 2025 Placement Agent Warrants”). The January 2025 Placement Agent Warrants have an exercise price equal to $ 25.53 per share and are exercisable upon issuance, or January 30, 2025, for twenty-four months from the date of issuance, or January 30, 2027.

The Company received net proceeds of approximately $804,346 from the offering, after deducting estimated offering expenses paid by the Company, including the Placement Agent fees. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

Supply Chain Updates

In February 2025, the FDA authorized the importation of Kodatef from Australia, to cover any future disruption of Arakoda in the U.S. market. Kodatef is the branded version of tafenoquine for malaria prevention approved by the TGA for use in Australia. The Company made this request of the FDA due to robust demand for Arakoda in late 2024/early 2025, and the potential for delays in the completion of new lots of Arakoda currently being commercially validated at the time by our key supplier, PCI. We have recently supplied new commercial lots, and do not anticipate further disruptions in the foreseeable future.

IRB Approval of Phase II Study to Evaluate Tafenoquine for Chronic Babesiosis

On January 8, 2025, we announced that the approval of an Investigational Review Board (IRB) sanctioned Phase II clinical study. The study (NCT06656351) will evaluate the efficacy and safety of the ARAKODA® regimen (tafenoquine) over 90 days for treating patients with a presumptive diagnosis of chronic babesiosis who have experienced severe fatigue with significant functional impairment for at least six months upon enrollment. The first patient was enrolled in Q4 2025.

First Patient in Tafenoquine Expanded Access Clinical Study for Persistent (B. microti) Babesiosis

On January 8, 2025, we announced that the first patient had been enrolled in NCT06478641, an expanded access clinical study intended to confirm the activity of tafenoquine in treating patients with persistent babesiosis who have failed standard of care treatment and are at high risk of experiencing a relapse.

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

Amendments to 2022 Equity Incentive Plan

On July 16, 2024, November 6, 2024, and October 8, 2025, our stockholders approved an amendment to the 60 Degrees Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) to increase the number of shares of Common Stock authorized for issuance by 20,834 shares, 25,000 shares, and 62,500 shares, respectively, which were previously approved by the Board. The total number of shares that remain available for issuance under the 2022 Plan is 115,284 shares effective as of March 30, 2026, which additional reservation of shares provides us with flexibility to address future equity compensation needs. These increases are essential to attract and retain qualified employees, directors and consultants, and to align their interests with those of our stockholders.

September 2024 Private Placement

On September 4, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor. The Purchase Agreement provided for the sale and issuance by us of an aggregate of: (i) Pre-Funded Warrants to purchase up to 144,928 Shares of our Common Stock, (ii) 144,928 shares of Common Stock issuable upon exercise of Series A Warrants, and (iii) 144,928 shares of Common Stock issuable upon exercise of Series B Warrants.

The Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full at an exercise price of $0.02 per share. The Series A Warrants and Series B Warrants have an exercise price of $27.60 per share and were exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Common Warrants and the Placement Agent Warrants (discussed below), which was received November 6, 2024 (the “Stockholder Approval”). The Series A Warrants will expire five years from Stockholder Approval and the Series B Warrants will expire eighteen (18) months from Stockholder Approval.

H.C. Wainwright & Co., LLC acted as the exclusive placement agent in connection with the Private Placement. In connection with the Private Placement, we issued to Wainwright the Placement Agent Warrants to purchase 10,870 shares of our Common Stock. The Placement Agent Warrants have an exercise price equal to $34.50 per share and are exercisable beginning on the effective date of Stockholder Approval for five years from Stockholder Approval.

The Registered Securities were subsequently registered pursuant to a registration statement on Form S-3 (File No. 333-282221) that was originally filed with the Securities and Exchange Commission on September 19, 2024, and which was declared effective on September 30, 2024.

2024 ATM Offering

On July 12, 2024, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”) to sell shares of Common Stock having an aggregate offering price of up to $1,253,603 from time to time, through an “at the market offering” program (the “ATM Offering”). The offer and sale of shares of Common Stock from the ATM Offering were made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-280796) which became effective on July 18, 2024. We subsequently amended our prospectus supplement four times to increase the maximum aggregate offering price under the ATM Agreement. From July 19, 2024 to August 2, 2024, we sold a total of 33,897 shares in the ATM Offering for gross proceeds of $1,994,583. We entered into a Waiver and Termination Agreement with WallachBeth Capital LLC, agreeing to terminate the 2024 ATM Agreement effective September 3, 2025.

Mission

Our mission is to address the unmet medical need associated with vector-borne diseases through the development and commercialization of new small molecule therapeutics, focusing on synthetic drugs (made by chemists in labs, excluding biologics) with good safety profiles based on prior clinical studies, in order to reduce cost, risk, and capitalize on existing research. We are seeking to expand Arakoda’s use beyond malaria prevention and to demonstrate clinical benefit for other disease indications. We have submitted a 75-day notification to FDA for Australian Chestnut Extract as a new dietary ingredient, and may seek to develop and license other molecules in the future.

Market Opportunity

Malaria Prevention

In 2018, the FDA approved Arakoda for malaria prevention in individuals 18 years and older. Arakoda entered the U.S. supply chain in the third quarter of 2019, just prior to the COVID-19 pandemic. As the approved indication is for travel medicine, and international travel was substantially impacted by the pandemic, we did not undertake any active marketing efforts for Arakoda. Following our financing in January 2024, the Company hired a Chief Commercial Officer and commissioned IQVIA market data and a qualitative marketing demand study. That research, recently completed, suggests that prescribing for malaria prevention therapies has returned to pre-pandemic levels, and that the total U.S. market represents around 1.1 million prescriptions (one prescription per three weeks of travel). Based on consumer and HCP demand research, the Company estimates that the accessible market for Arakoda represents about one-third of this volume (about 330,000 prescriptions). Barriers to entry include low brand awareness in the prescriber community and the low cost of some of the generic alternatives. In the second half of 2024, we conducted a pilot commercialization study which suggested a lift in prescribing amongst physicians familiar with the product when exposed to promotional materials for Arakoda for malaria prevention. New initiatives are underway in 2026 to further overcome these barriers (see “Strategy”).

Treatment and Prevention of Tick-Borne Disease (Babesiosis)

We are repositioning the Arakoda regimen of Tafenoquine for several potential new therapeutic indications that have substantial U.S. caseloads, as further described below:

•         Treatment of Chronic Tick-Borne Disease (Babesiosis). Babesia parasites are co-transmitted by the same ticks that transmit Borrelia, the Lyme disease bacterium. Although Lyme in the acute phase is generally viewed by the medical community as being treatable with antibiotics, individuals who are not treated, or fail treatment, may go on to develop long term, and potentially debilitating, chronic symptoms such as fatigue, body aches, and cognitive problems.1 This condition is defined by the Centers for Disease Control and Prevention (“CDC”) as Post-Treatment Lyme Disease Syndrome (“PTLDS”) or simply as Lyme in the patient community.1 Although there are no published estimates, key opinion leaders have stated that as many as 50% of Lyme/PTLDS patients are believed to be co-infected with Babesia parasites, a diagnosis referred to in the Lyme community as “Chronic Babesiosis.” Prescribers in the Lyme disease community utilize a number of therapeutic modalities to manage the symptoms of Chronic Babesiosis, including FDA-approved pharmaceuticals such as atovaquone and azithromycin (these are assumed to suppress the growth of Babesia parasites).2

Recent market data shows that Tafenoquine (primarily as Arakoda) appears to be increasingly prescribed by Lyme physicians to manage Chronic Babesiosis. This trend may follow the recent publication of several case reports demonstrating activity in immunosuppressed patients with acute babesiosis, and animal data showing eradication of Babesia parasites with Tafenoquine.3 The Company believes the recent increases in sales of Arakoda have been driven by organic growth of these activities. There are no formal epidemiological publications articulating the incidence or prevalence of Chronic Babesiosis, so these metrics must be inferred based on data for PTLDS and the rate of coinfection with Babesia parasites. Thus, we previously estimated the cumulative case load of Chronic Babesiosis may be as high as 1.01 million patients in the United States, but believe that, based on several new lines of evidence, the ceiling is 2-3 million. 4

We have recently completed initial market research involving interviews with 300 prescribing physicians, a survey of 6,000 U.S. adults, and an administrative claims dataset. Collectively this research suggests that the minimum number of persistent cases of babesiosis subject to insurance claims each year is approximately 7,900.5 However, prescribing intent and consumer survey data suggest that following a sustained diseases and product awareness campaign, assuming FDA labeling for babesiosis, and the commercial availability of sensitive molecular tests, the number of individuals diagnosed with persistent babesiosis with chronic fatigue treatable with Tafenoquine each year could be up to 380,000 individuals, representing approximately $245 million in sales (based on the Arakoda wholesale acquisition cost) and cumulatively 1.71 million patients treated with $1.1 billion in sales through patent expiry in 2035.6,7 While this difference between the status quo is and future potential is large, it mirrors the shift in disease burden in Lyme disease which was once believed to be < 30,000, and is now thought to number > 475,000 based on administrative claims data.8 Additional market research and diagnostic screening data will be needed to anchor the upper and lower bounds of this potential opportunity with more precision.

•         Treatment of Acute Babesiosis. There are up to 119,000 cases of potentially treatable acute symptomatic babesiosis (red blood cell infections caused by deer tick bites) in the United States each year.9 Approximately 650 of these cases are hospitalizations, a smaller fraction of which represents immunosuppressed individuals.10 Symptomatic babesiosis is usually treated with a minimum ten day course of atovaquone and azithromycin which is extended to six weeks in the immunosuppressed, who may also experience relapses requiring multiple hospitalizations.11 This is much longer than equivalent serious parasitic diseases such as malaria where the goal is a three-day regimen. In a recently published case series Tafenoquine in combination with standard of care cured 80% of immunosuppressed patients with relapsing babesiosis and the investigators stated in a press release that “Tafenoquine is going to make a huge difference, I think, in people who are severely immunocompromised.” 12

[1]	See https://www.cdc.gov/lyme/signs-symptoms/chronic-symptoms-and-lyme-disease.html.
[2]	Conclusions from Company-commissioned market research.
[3]	Conclusions from Company-commissioned market research.
[4]

Previously, we had estimated the maximum prevalence of chronic babesiosis to be 1.01 million by multiplying the rate of Babesia coinfection in PTLDS patients (52%, from Parveen & Bhanot, Pathogens 2019;8(3):117) by the highest estimate of the cumulative prevalence of PTLDS (1,994,189, from Delong et al. BMC Public Health 2019;19(1):352). However, since it was recently determined that only 41% of hospitalized babesiosis patients have Lyme as a coinfection (Ssentongo et al Open Forum Infect Dis 2024 Oct 8;11(10)) total prevalence might be as high as 2.46 million (divide 1.01 million by 41%). Our recent survey of 6,000 U.S. consumers suggested that 3 million U.S. adults have experience babesiosis based on 1.26% of responders reporting have received such a medical diagnosis from a healthcare provider. Based on molecular epidemiology studies we have sponsored, we have made the operational assumption that up to 20% of individuals with chronic fatigue lasting more than six months may be infected with Babesia parasites, and our recent consumer survey and claims studies indicated that the prevalence of chronic fatigue in the U.S. is approximately 10 million (thus there maybe 2 million individuals with persistent babesiosis).

[5]

Company-commissioned market research indicates there are medical insurance claims data representing approximately 40% of U.S. lives indicated a total of 9,520 cases of chronic babesiosis of at least 30 days duration over three years. Annual incidence is 9,520/3/40% = 7,933.

[6]

Represents the maximum potential incidence of tafenoquine-treated persistent babesiosis cases ten years after commencing a full product and disease awareness program, based on combined data from a 6,000-patient and a 300-prescriber survey conducted by an independent market research agency assuming regulatory labeling for Arakoda has been expanded to include babesiosis.

[7]	Same as Note 6, but inclusive of the effect of sensitive molecular tests like the Grifols or Roche blood donation screening tests becoming commercially available for patient care.
[8]

For example, official Lyme cases were zero before the first case description in 1975, in 2010 the official Lyme case count was 30,158, but CDC now reports 476,000 cases per year based on insurance claims according to the Centers for Disease Control and Prevention.

[9]

This estimate is based on the observations of Krugeler et al (Emerg Infect Dis 2021;27:616-61) who reported that 476,000 cases of Lyme disease occur in U.S. states where babesiosis is endemic and Krause et. al. (JAMA 1996;275:1657-16602) who reported that 10% of Lyme disease patients are co-infected with babesiosis and that according to Ssentongo et al (Open Forum Infect Dis 2024 Oct 8;11(10):ofae504.doi:10.1093), approximately 40% of acute babesiosis patients are coinfected with Lyme disease (thus 476,000*10%/40% = 119,000 cases of babesiosis per year).

[10]	Bloch et al Open Forum Infect Dis 2022;9(11):ofac597.
[11]	According to IDSA guidelines.
[12]	See Krause et al Clin Infect Dis 2024; doi:10.1093/cid/ciae238 and https://ysph.yale.edu/news-article/antimalarial-drug-is-effective-against-tick-borne-infection-babesiosis/.

•         Prevention of Tick-Borne Diseases. Post-exposure prophylaxis or early treatment with, respectively, a single dose or several week regimen of doxycycline following a tick-bite is a recognized indication to prevent the complications of Lyme disease. There may be more than 400,000 such tick bites in the United States requiring medical treatment each year. This estimate is based on the observation that approximately 50,000 tick bites are treated in U.S. hospital emergency rooms each year; however, this calculation represents only about 12% of actual treated tick bites based on observations from comparable ex-U.S. health systems.13 Unlike Lyme disease, there is no characteristic rash associated with early infection and no reliable diagnostic tests. Thus, an individual bitten by a tick cannot know whether they have also been infected with babesiosis. It is likely that a drug proven to be effective for this indication for babesiosis would also be used in conjunction with Lyme prophylaxis.

•         Veterinary Indications. Based on estimates from industry experts, there may be somewhere between several hundred and several thousand cases of canine babesiosis each year in the United States, and thousands more globally. Currently, standard of care treatment for babesiosis in dogs is a ten-day course of atovaquone and azithromycin, which costs about $1,350 out of pocket. A treatment course of Tafenoquine mirroring the human prophylactic dose in dogs might cost < $300, offering a compelling alternative to standard of care. The additional resources required to generate enabling data for veterinary uses are much less expensive than human clinical trials, and we are already funding a pilot study at North Carolina State University related to this indication. Separately, the Company is exploring the potential utility of Tafenoquine to manage equine Theileria (a tick-borne disease related to babesiosis). Horses entering the United States are required to be tested prior to quarantine release and treated if positive.

Viral Diseases

Celgosivir, a potential clinical candidate of 60P’s, has activity in a number of animal models of important viral diseases such as Dengue and RSV. According to the European CDC, Dengue is associated with at least 4.1 million cases globally.14 And, according to the U.S. CDC, RSV is responsible for up to 240,000 hospitalizations in children less than five years of age and adults greater than 65 years of age in the United States each year.15 As outlined in the “Strategy” section below, we plan to make any development decisions regarding Celgosivir after the potential commercialization opportunity for Australian Chestnut Extract comes into view.

[13]	Marx et. al., MMWR 2021;70:612-616.
[14]	According to the European Center for Disease Control.
[15]	According to the U.S. Centers for Disease Control.

More information about our products is provided in the next section, and the status of various development efforts for the above-mentioned diseases is outlined in Figure A, below.

Figure A

Products

Arakoda (Tafenoquine) for malaria prevention

We entered into a cooperative research and development agreement with the United States Army in 2014 to complete development of Arakoda for prevention of malaria.16 With the U.S. Army, and other private sector entities as partners, we coordinated the execution of two clinical trials, development of a full manufacturing package, gap-filling non-clinical studies, compilation of a full regulatory dossier, successful defense of our program at an FDA advisory committee meeting and submitted a new drug application (“NDA”) to the FDA in 2018. The history of that collaboration has been publicly communicated by the U.S. Army.17

[16]

In 2014, we signed a cooperative research and development agreement with the United States Army Medical and Materiel Development Activity (Agreement W81XWH-14-0313). Under this agreement, we agreed to submit an NDA for Tafenoquine to the FDA (as Arakoda), while the US Army agreed to finance the bulk of the necessary development activities in support of that goal.

[17]	Zottig et al Military Medicine 2020; 185 (S1): 687.

The FDA and Australia’s medicinal regulatory agency, the Therapeutic Goods Administration, subsequently approved Arakoda (brand name in the U.S.) and Kodatef (brand name in Australia), respectively, for prevention of malaria in travelers in 2018. Prescribing information and guidance for patients can be found at www.arakoda.com. The features and benefits of Tafenoquine for malaria prophylaxis, some of which have been noted by third-party experts, include: convenient once weekly dosing following a three-day load; the absence of reports of drug resistance during malaria prophylaxis; activity against liver and blood stages of malaria as well as both the major malaria species (Plasmodium vivax and Plasmodium falciparum); absence of any black-box safety warnings; good tolerability, including in women and individuals with prior psychiatric medical history; and a comparable adverse event rate to placebo with up to 12 months continuous dosing.18 Tafenoquine entered the commercial supply chains in the U.S. and Australia in the third quarter of 2019.

The only limitation of Arakoda is the requirement for a G6PD test prior to administration.19 The G6PD test must be administered to a prospective patient prior to administration of Arakoda in order to prevent the potential occurrence of hemolytic anemia in individuals with G6PD deficiency.20 G6PD is one of the most common enzyme deficiencies and is implicated in hemolysis following administration/ingestion of a variety of oxidant drugs/food. G6PD must also be ruled out as a possible cause when diagnosing neonatal jaundice. As a consequence, G6PD testing is widely available in the United States through commercial pathology service providers (e.g., Labcorp, Quest Diagnostics, etc.). Although these tests have a turn-around time of up to 72 hours, the test needs only to be administered once. Thus, existing U.S. testing infrastructure is sufficient to support the FDA-approved use of the product (malaria prevention) by members of the armed forces (who automatically have a G6PD test when they enlist), civilian travelers with a long planning horizon, or repeat travelers.

Tafenoquine for Other (Infectious) Diseases

During the pandemic, we also worked with NIH to evaluate the utility of Tafenoquine as an antifungal. We, and the NIH, found that Tafenoquine exhibits a Broad Spectrum of Activity in cell culture against Candida and other yeast strains via a different Mode of Action than traditional antifungals and also exhibits antifungal activity against some fungal strains at clinically relevant doses in animal models.21 Our work followed Legacy Studies that show Tafenoquine is effective for treatment and prevention of Pneumocystis pneumonia in animal models.22 In 2025 we tested the hypothesis in animal models that Tafenoquine might act synergistically with fluconazole against Candida auris. Those data are currently being prepared for publication but suggest that Tafenoquine might only be applicable for adjunctive use, and thus a formal clinical development program is not warranted.

Tafenoquine monotherapy, or use in combination with other antibabesial medications, clears and eradicates Babesia infections, respectively, in both immunocompetent and immunocompromised animal models of babesiosis (tick borne red blood cell infections).23 In up to 100% of cases, Tafenoquine (at a higher weekly dose than the Arakoda regimen) administered in combination with antibabesial drugs with treatment sustained until consecutive negative PCRs were observed, following prior failure of conventional antibiotics in immunosuppressed babesiosis patients, resulted in cure.24 In our expanded access trial (see “Strategy” section), we have observed that the Arakoda regimen of Tafenoquine administered concurrently with a combination of existing drugs including atovaquone cured all three relapsing immunosuppressed patients enrolled in the study. Tafenoquine is also increasingly being utilized by Lyme disease prescribers to manage symptoms of Chronic Babesiosis. Consequently, we believe that (i) if combined with standard of care products, Tafenoquine has the potential to accelerate parasite clearance and reduce the duration of illness and treatment with antibiotic therapy in immunosuppressed patients hospitalized with severe illness, (ii) once appropriate clinical studies have been conducted, it is likely that Tafenoquine would be quickly embraced for post-exposure prophylaxis of babesiosis in patients with tick bites, and (iii) Tafenoquine could become the leading treatment for Chronic Babesiosis. Clinical trial(s) to prove safety and efficacy, and approval by FDA and other regulators, would be required before Tafenoquine could be marketed for these indications.

[18]

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

[19]	According to literature cited in Footnote 18.
[20]	According to literature cited in Footnote 18.
[21]	Dow and Smith, New Microbe and New Infect 2022; 45: 100964.
[22]	Queener et al Journal of Infectious Diseases 1992;165:764-8).
[23]	Liu et al. Antimicrobial Agents Chemo 2021;65:e00204-21, Marcos et al. IDCases 2022;27:e01460; Rogers et al. Clin Infect Dis. 2022 Jun 10:ciac473, Prasad and Wormsner. Pathogens 2022;11:1015.
[24]	Krause et al Clin Infect Dis 2024; doi:10.1093/cid/ciae238.

Celgosivir

Celgosivir is a host targeted glucosidase inhibitor that was developed separately by other sponsors for HIV then for hepatitis C.25 The sponsors abandoned Celgosivir after completion of Phase II clinical trials involving 700+ patients, because other antivirals in development at the time had superior activity. The National University of Singapore initiated development of Celgosivir independently for Dengue fever. A clinical study, conducted in Singapore, the results of which were accepted for publication in the peer-reviewed journal Lancet Infectious Diseases, confirmed its safety but the observed reduction in viral load was lower than what the study was powered to detect.26 Celgosivir (as with other Dengue antivirals) exhibits greater capacity to cure Dengue infections in animal models when administered prior to symptom onset when compared to administration post-symptom onset. In animal models, this problem can be addressed by administering the same dose of drug split into four doses per day rather than two doses per day (as was the case in the Singaporean clinical trial).27 This observation led to the filing and approval of a patent related to Dengue, which we licensed from the National University of Singapore.

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

Australian Chestnut Extract

Celgosivir is derived synthetically in a single chemical step from the naturally occurring alkaloid, castanospermine, isolated from extracts of the Australian Chestnut Tree (Castanospermum australe). When administered to humans or animals, celgosivir is almost completely metabolized to castanopsermine, which is the dominant metabolite. Abundant scientific literature has confirmed the antiviral, metabolic, and immunomodulatory properties of castanospermine. In March 2026, we submitted a 75-Day Notification to FDA that we intend to market a capsule formulation of Australian Chestnut Extract. We plan to commercialize this product under the trade name CastanoboostTM.

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

Strategy

Our general strategy to achieve profitability and grow shareholder value has three facets: (i) increase sales of Arakoda, (ii) conduct clinical trials to expand the number of patients who can use Tafenoquine for new indications in the future; and (iii) reposition small molecule therapeutics with good clinical safety profiles for new indications.

Expansion of U.S. Arakoda Sales

Hiring of Chief Commercial Officer. In February 2024, we hired Kristen Landon to lead our commercial efforts to reintroduce Arakoda for malaria prevention and conduct new product planning initiatives in tick-borne disease for babesiosis. We spent the first quarter of 2024 analyzing the current landscape in the malaria prevention market, conducting primary market research among providers and consumers, and assessing agency partners for a virtual/digital marketing pilot program. Additionally, we kicked off a market assessment on the babesiosis space including desk top research and qualitative interviews with Key Opinion Leaders in the Infectious Disease and Lyme Community. In 2025 we conducted quantitative research with Healthcare Providers and consumers to assess the market opportunity for the Chronic Babesiosis development program. We included a patient survey to measure self-reported prevalence of babesiosis and other relevant conditions across geographic regions and assessed claims data to support our findings.  We have developed and cultivated key relationships with the tick-borne disease community including professional associations such as ILADS and Global Lyme Alliance and advocacy groups to help us understand the unmet needs in this currently under recognized, under diagnosed and misunderstood therapeutic area.

[25]	Sorbera et al, Drugs of the Future 2005; 30:545-552.
[26]	Low et. al., Lancet ID 2014; 14:706-715.
[27]	Watanabe et al, Antiviral Research 2016; 10:e19.

P&L Contract Review. We will conduct a review of all of our supply chain and formulary contracts to determine whether it is possible to increase our margin on Arakoda without increasing prices, or to compensate for any price adjustments which may be necessary to support repositioning efforts (see below). We introduced an 8-count bottle of ARAKODA NCD # 71475-257-02 into the supply chain in Q2 of 2025.

Repositioning of Arakoda Relative to Malarone and Generic Equivalent Atovaquone-Proguanil. A malaria demand study was conducted to assess the attractiveness and acceptability of the Arakoda product profile and current pricing among health care providers and consumers. The product profile was well received among both stakeholders; however, price sensitivity on out-of-pocket costs was noted among both groups. Generic atovaquone-proguanil, our primary competitor, is substantially cheaper than Arakoda for the average trip length (three weeks) and has superior formulary positioning (Tier 1 vs. Tier 3). However, generic-atovaquone proguanil does not provide the same level of confidence a traveler may experience from taking a product with a convenient weekly dosing regimen during travel, that works everywhere in the world against all malaria species and drug-resistant strains, and which requires only a single dose for post-exposure prophylaxis upon return from a malarious area. The value those advantages confer needs to be communicated with key stakeholders.

Market Segment, Targeting, and Commercial Update. We purchased market data to understand the malaria market landscape over the past decade and identified the current prescribers of Malarone and the generic equivalent atovaquone-proguanil, the main generic competitor to Arakoda for malaria prophylaxis. The ARAKODA commercial pilot program commenced in Q1 2025, with three main objectives: 1. Increase ARAKODA awareness and communicate ARAKODA’s value proposition; 2. Drive ARAKODA trial and usage; and 3. Facilitate access and affordability. The pilot includes a three-pronged approach utilizing Virtual Sales Representatives (VSRs), a programmatic email campaign, and a co-pay offering for commercially insured patients. Based on the results of the pilot, we expanded our VSR team, optimized our omnichannel outreach, and partnered with GoodRx to expand our Point of Sale (POS) discount. We announced a partnership with Runway Health, an asynchronous travel medicine platform to engage travelers that are actively seeking malaria prophylaxis treatment. We plan to launch the ARAKODA landing page on the Runway platform in Q1 of 2026.  Additionally, we conducted an ATU (Awareness, Trial, and Usage) with study with HCPs in Q1 2026 and were encouraged by the findings. Our overall awareness is relatively low, however the receptivity to the ARAKODA messaging in our new promotional materials greatly increased the level of interest and intended use of the product which substantiates our commercial expansion with the added VSRs and increased medical congress presence. We do not initially plan to target U.S. government agencies as these organizations are either contracting their ex-U.S footprints or, as in the case of the Department of Defense, are expected to be extremely price sensitive until operational considerations justify the use of superior products – for example, the DOD used inexpensive doxycycline for malaria prevention in the low malaria risk setting of Afghanistan, but chose superior weekly mefloquine, despite safety concerns, for the Ebola mission to west Africa in 2014, where malaria rates were extremely high.

Digital Revamp and Collateral: Our marketing strategy and objectives for our commercial outreach include marketing assets that we believe best highlight the features and benefits of Arakoda, namely the convenience of the travel and post-travel regimen, and global effectiveness and a co-pay benefit to reduce the out-of-pocket expense for individuals with commercial insurance. We will launch new marketing assets including HCP promotions, a patient brochure and ARAKODA dosing cards based on feedback from our pilot. All marketing assets will be distributed by our VSRs and available at medical congresses and will also reside on ARAKODA.com.

Revised Forecast. We have developed an internal forecast for malaria indication and will do the same for the Babesiosis indication after completion of market research studies.

Development of the Arakoda Regimen of Tafenoquine for Babesiosis

In animal models, Tafenoquine monotherapy has been shown to suppress acute babesiosis infections to the point where the immune system can control them following single or multiple doses similar to those effective against malaria parasites, and longer regimens alone or in combination with atovaquone leads to complete radical cure and to the conference of sterile immunity.28 In a case series of five immunosuppressed patients in whom prior standard of care treatments failed, weekly Tafenoquine at a higher weekly dose than the Arakoda regimen combined with standard of care treatments resulted in sustained clinical resolution (symptom clearance and at least two negative consecutive PCRs) in four (80%) of individuals.29 In the fifth patient in that case series treatment was discontinued for unstated reasons prior to the observation of consecutive negative PCRs, meaning that the overall cure rate may actually approach 100% in treatment compliant individuals. Our market research has revealed that recent sales growth for Arakoda is primarily attributable to organic growth in prescribing by Lyme community prescribers for Chronic Babesiosis. Collectively these data suggest Tafenoquine might have utility alone or in combination as treatment or post-exposure prophylaxis of babesiosis (both acute and chronic).

The Company is planning three clinical trials to aid further development and commercialization of a Babesiosis indication for Tafenoquine. Trial 1 is a randomized, placebo-controlled, evaluation of an approximately one-month treatment course of Tafenoquine (Arakoda regimen) in patients hospitalized with babesiosis who are also taking standard of care treatment (10 days of atovaquone-azithromycin). The primary endpoint will be time to clinical recovery of 11 common babesiosis symptoms as reported by patients and the secondary endpoint is the time to molecular cure (using a commercial PCR assay). The study will enroll a minimum of 24 and up to 33 patients before an interim analysis is conducted, which will include both a test of significance and a sample size re-estimation in case this is required. We have signed clinical trial agreements with Tufts Medical Group, Yale, Rhode Island Hospital, and Brigham & Women’s Hospital, and will attempt to initiate two additional sites prior to the 2026 tick season. The first patient was randomized on June 25, 2024, and 19 patients have completed the study. The earliest possible date that date would be available from the interim analysis would be around September 30, 2026, assuming a minimum of 24 patients are enrolled prior to July 31, 2026. Further details are available on the clinicaltrials.gov website.30

[28]	Liu et al. Antimicrobial Agents Chemo 2021;65:e00204-21. Vydyam et al. J Infect Dis. 2024 Jan 3:jiad315. doi:10.1093/infdis/jiad315.
[29]	Krause et al Clin Infect Dis 2024; doi:10.1093/cid/ciae238.
[30]	See entry for NCT06207370 on the clinicaltrials.gov website

Trial 2 is an expanded use study utilizing commercially available Arakoda. The Company is offering up to one year of Arakoda at no cost to up to 10 patients per year (i.e., immunocompromised patients who have previously failed standard of care treatment). Informed consent will be obtained from patients to collect a blood sample for PCR testing at the end of treatment, and patients will be asked to complete a babesiosis symptom questionnaire. The goal of the study is to generate additional prospective data to confirm the observation by Krause et al in a recent publication that an extended regimen of Tafenoquine combined with standard of care regimens cured up to 100% of treatment-compliant immunocompromised patients with relapsing babesiosis. The main difference is that the study will evaluate the weekly Arakoda dose of Tafenoquine (200 mg) whereas Krause evaluated a 300 mg weekly dose, although simulations suggest both regimens maintain drug levels above protective thresholds. As of the date of this filing, three patients have completed the study and all were cured. More details about the study can be found on the clinicaltrials.gov website.31

Trial 3 is a Phase II open label study utilizing commercially available Arakoda. The Company is offering an approximately three-month supply of Arakoda at no cost to patients who have a clinical diagnosis of Chronic Babesiosis, are willing to submit biological samples for testing, and answer babesiosis and standardized fatigue inventories before and after treatment. The goal of this study will be to ascertain whether Arakoda treatment improves patient-reported fatigue symptoms in individuals who have symptoms of severe fatigue lasting more than six months and a diagnosis of chronic babesiosis. Secondary objectives include assessing confirmable Babesia infection rates in these populations using validated molecular assays, and assessing the safety and tolerability profile of Arakoda in this patient population. As of the date of this filing, three patients were enrolled. The study will be concluded upon the earlier of (i) 16 patients with a diagnosis of babesiosis confirmed using a FDA-licensed blood bank screening test complete the study or (ii) a maximum of 100 patients are enrolled and complete the study. More details about the study can be found on the clinicaltrials.gov website.32

In May 2024, we signed a research and collaboration agreement with North Carolina State University in which the College of Veterinary Medicine will screen archived blood samples from 50 patients exhibiting symptoms consistent with chronic fatigue by PCR for the presence of Babesia spp by digital PCR and DNA sequencing. This work was recently published. A key finding of the study was that Babesia infection was confirmed in 24% of patients.33 These data were used to set the sample size for Trial 3.

We believe, if the Company does not become capital-limited, and no recruitment issues are encountered, that the results of one or more of the above studies will come to fruition in the third quarter of 2026, potentially facilitating submission of a supplementary new drug application (or other appropriate regulatory filing) to FDA, with the goal of obtaining marketing approval of Arakoda for treatment of Babesiosis. If successful, this will allow the Company to actively market Arakoda for Babesiosis.

Tafenoquine for Veterinary Indications

In March 2024, we initiated, in collaboration with the North Carolina State University College of Veterinary Medicine, a pilot study of Tafenoquine for treatment of canine babesiosis in the United States under a sponsored research program. That study is now complete. Collectively, the data suggest a two dose oral treatment for acute canine babesiosis may be possible. The product has been assigned the tradename ZamvioTM. We believe there may be sufficient data to apply to the FDA for a Minor Use/Minor Species (MUMS) designation and conditional marketing approval for ZamvioTM. We have been granted fee waivers on our INAD, and plan to submit a meeting request to FDA soon.

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

Celgosivir for Antiviral Diseases

Reviewing prior studies of Celgosivir for Zika, Dengue and RSV, it is evident that the drug protects against the pathological effects of viruses through a combination of anti-inflammatory and antiviral effects. These properties suggest it might have a beneficial effect in several viral diseases. Celgosivir is synthesized from Castanospermine, which is obtained from botanical sources in low yield, making its inherent cost of goods potentially high. Castanospermine is also quite water soluble, making it amenable to intravenous formulation. As of the date of this report, we are pausing development of celgosivir until the potential commercial utility of CastanoboostTM for non-Rx applications becomes clearer.

Australian Chestnut Extract

Extensive scientific literature suggests that main molecular component of extracts of the seeds of the Australian Chestnut Tree, castanospermine, has broad antiviral, metabolic, and immunomodulatory effects by virtue of its inhibition of glucosidases (enzymes that break down glucose containing polymers). These properties suggest that Australian Chestnut Extract may provide support to patients suffering numerous conditions. The Company has submitted a 75-day notification to the FDA that it intends to market a capsule formulation of Australian Chestnut Extract.

Post-Marketing Requirements

We have an FDA post-marketing requirement to conduct a malaria prophylaxis study of Arakoda in pediatric and adolescent subjects. We proposed to the FDA, in late 2021, that this might not be safe to execute given that malaria prevention is administered to asymptomatic individuals and that methemoglobinemia (damage to the hemoglobin in blood that carries oxygen) occurred in 5% of patients, and exceeded a level of 10% in 3% of individuals in a study conducted by another sponsor in pediatric subjects with symptomatic vivax malaria.34 The FDA has asked us to propose an alternate design, for which we submitted a concept protocol in the fourth quarter of 2022, and submitted a full protocol in July 2024. In 2025, FDA agreed to our proposal to defer completion of this study to December 2030. We estimate the cost of conducting this study to be approximately $2 million.

[31]	See entry for NCT06478641 on the clinicaltrials.gov website
[32]	See entry for NCT06656351 on the clinicaltrials.gov website
[33]	Breitschwerdt et al. Pathogens 2025 Dec 19;15(1):2. doi: 10.3390/pathogens15010002.
[34]	Velez et al 2021 - Lancet Child Adolesc Health 2022; 6: 86–95.

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

Patents

Title	Patent No.	Country	Status	US Patent Date	Application No.	Estimated/ Anticipated Expiration Date
Dosing Regimen For Use Of Celgosivir As An Antiviral Therapeutic For Dengue Virus Infections	2013203400	Australia			2013203400+	10-Apr-2033*
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	2014228035	Australia			2014228035	14-Mar-2034*
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	MY-170991-A	Malaysia			PI2015002372	14-Mar-2034*
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	378015	Mexico			MX/a/2015/013115	14-Mar-2034*
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	11201507254V	Singapore			11201507254V	14-Mar-2034*
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	Pending	Singapore	Pending		10201908089V	14-Mar-2034*
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	9763921	US		9/19/2017	14/772,873	14-Mar-2034**
Novel Dosing Regimens Of Celgosivir For The Treatment Of Dengue	10517854	US		12/31/2019	15/706,845	14-Mar-2034**
Dosing Regimens Of Celgosivir For The Treatment Of Dengue	11219616	US		1/11/2022	16/725,387	14-Mar-2034**
Novel Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	2015358566	Australia			2015358566	02-Dec-2035*
Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	2968694	Canada			2968694	02-Dec-2035*
Novel Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	10342791	US		7/9/2019	15/532,280	02-Dec-2035**
Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naive Subjects	10888558	US		1/12/2021	16/504,533	02-Dec-2035**
Novel Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	10201904908Q	Singapore			10201904908Q	02-Dec-2035*
Novel Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	Pending	EP	Pending		15865264.4	02-Dec-2035*
Novel Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	Pending	Hong Kong	Pending		18103081.4	02-Dec-2035*

Title	Patent No.	Country	Status	US Patent Date	Application No.	Estimated/ Anticipated Expiration Date
Regimens Of Tafenoquine For Prevention Of Malaria In Mal2aria-Naive Subjects	11,744,828	US		9/5/2023	17/145,530	02-Dec-2035**
Novel Regimens Of Tafenoquine For Prevention Of Malaria In Malaria-Naïve Subjects	731813	New Zealand			731813	02-Dec-2035*
Regimens of Tafenoquine for Prevention of Malaria in Malaria-Naive Subjects	Pending	US	Pending		18/240,049	02-Dec-2035**
Novel Dosing Regimens Of Celgosivir For The Prevention Of Dengue	2016368580	Australia			2016368580	09-Dec-2036*
Novel Dosing Regimens Of Celgosivir For The Prevention Of Dengue	Pending	Singapore	Pending		10201912141Y	09-Dec-2036*
Dosing Regimens Of Celgosivir For The Prevention Of Dengue	11000516	US		5/11/2021	16/060,945	09-Dec-2036**
Methods For The Treatment And Prevention Of Lung Infections By Administration Of Tafenoquine	Pending	EP	Pending		21764438.4	02-Mar-2041*
Methods For Treating And Preventing Pulmonary Infections By Administering Tafenoquine	Pending	China	Pending		202180029643.7	02-Mar-2041*
Methods For The Treatment And Prevention Of Lung Infections Caused By Gram-Positive Bacteria, Fungus, Or Virus By Administration Of Tafenoquine	2021231743	Australia			2021231743	02-Mar-2041*
Methods For The Treatment And Prevention Of Lung Infections Caused By Gram-Positive Bacteria, Fungus, Or Virus By Administration Of Tafenoquine	Pending	Hong Kong	Pending		62023078645.6	02-Mar-2041*
Methods For The Treatment And Prevention Of Lung Infections Caused By Gram-Positive Bacteria, Fungus, Or Virus By Administration Of Tafenoquine	11,633,391	US		4/25/2023	17/189,544	31-May-2041**
Methods For The Treatment And Prevention Of Lung Infections Caused By Gram-Positive Bacteria, Fungus, Or Virus By Administration Of Tafenoquine	Pending	US	Pending		18/300,805	02-Mar-2041**
Methods For The Treatment And Prevention Of Lung Infections Caused By Fungus By Administration Of Tafenoquine	12383546	US		8/12/2025	17/683,679	02-Mar-2041**
Methods For The Treatment And Prevention Of Lung Infections Caused By Sars-Cov-2 Virus By Administration Of Tafenoquine	Pending	US	Pending		17/683,718	02-Mar-2041**
Methods For The Treatment And Prevention Of Lung Infections Caused By Fungus By Administration Of Tafenoquine	Pending	US	Pending		19/294531	02-Mar-2041**

Title	Patent No.	Country	Status	US Patent Date	Application No.	Estimated/ Anticipated Expiration Date
Treatment Of Human Coronavirus Infections Using Alpha-Glucosidase Glycoprotein Processing Inhibitors	11369592	US		6/28/2022	17/180,140#	19-Feb-2041**
Treatment Of Human Coronavirus Infections Using Alpha-Glucosidase Glycoprotein Processing Inhibitors	Pending	US	Pending		17/664,693#	19-Feb-2041**
Treatment Of Human Coronavirus Infections Using Alpha-Glucosidase Glycoprotein Processing Inhibitors	Pending	EP	Pending		2021757552#	19-Feb-2041*
Methods To Treat Respiratory Infection Utilizing Castanospermine Analogs	Pending	Australia	Pending		2023304186	05-Jul-2043*
Methods To Treat Respiratory Infection Utilizing Castanospermine Analogs	12,569,473	US		3/10/2026	18/218,202	05-Jul-2043**
Methods To Treat Respiratory Infection Utilizing Castanospermine Analogs	Pending	China	Pending		202380053343.1	05-Jul-2043*
Methods To Treat Respiratory Infection Utilizing Castanospermine Analogs	Pending	EP	Pending		23836044.4	05-Jul-2043*
Methods To Treat Respiratory Infection Utilizing Castanospermine Analogs	Pending	Canada	Pending		3261048	05-Jul-2043*
Methods For The Treatment And Prevention Of Diseases Or Infections With MCP-1 Involvement By Administration Of Tafenoquine	Pending	US	Pending		18/375,070	30-Sep-2043**
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	US	Pending		18/640,611	19-Apr-2044**
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	Canada	Pending		3289679	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	China	Pending		202480041674.8	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	EP	Pending		24793579.4	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	Japan	Pending		2025-561977	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	US	Pending		18/640,657	19-Apr-2044**
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	Canada	Pending		3289735	19-Apr-2044*

Title	Patent No.	Country	Status	US Patent Date	Application No.	Estimated/ Anticipated Expiration Date
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	China	Pending		National Phase of PCT/24/025458	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	EP	Pending		24793592.7	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	Japan	Pending		2025-561995	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	US	Pending		18/640,695	19-Apr-2044**
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	Canada	Pending		3289731	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	China	Pending		202480041665.9	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	EP	Pending		24793598.4	19-Apr-2044*
Methods For The Treatment And Prevention of Non-Viral Tick-Borne Diseases And Symptoms Thereof	Pending	Japan	Pending		2025-561996	19-Apr-2044*
Treatment Of Zika Virus Infections Using Alpha Glucosidase Inhibitors	10,328,061+	US		6-25-2019	15/584,952+	02-May-2037
Treatment Of Zika Virus Infections Using Alpha Glucosidase Inhibitors	10,561,642+	US		2-18-2020	15/856,377+	02-May-2037

* =

For foreign patents and applications, the estimated and/or anticipated patent expiration is the date that is twenty years from the PCT filing date. For all issued Australian patents, this estimated date was also confirmed through the Australian patent office web database.

** =

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

On July 15, 2015, we entered into the Exclusive License Agreement with the U.S. Army Medical Materiel Development Activity (the “U.S. Army”), which was subsequently amended (the “U.S. Army Agreement”), pursuant to which we obtained a license to develop and commercialize the licensed technology with respect to all therapeutic applications and uses excluding radical cure of symptomatic vivax malaria. This exclusion does not impact our ability to market Arakoda for the FDA-approved use, which is the prevention of malaria utilizing the indicated dose in asymptomatic individuals traveling to malarious areas (whereas the license exclusion relates to its use to treat symptomatic vivax malaria in a patient already presenting with that disease). The term of the U.S. Army Agreement will continue until the expiration of the last to expire of the patent application or valid claim of the licensed technology, or 20 years from the start date of the U.S. Army Agreement, unless terminated earlier by the parties. We must make a minimum annual royalty payment of 3% of Net Sales (as defined in the U.S. Army Agreement) for Net Sales less than $35 million, and 5% of Net Sales greater than $35 million, with US government sales excluded from the definition of Net Sales. The U.S. Army Agreement requires us to make a change of control payment of $100,000 if we are acquired or merge with another company, and regulatory approval milestone payments once marketing authorizations are achieved in Canada ($5,000) and Europe ($5,000). In addition, we were required to pay a sales-based milestone fee of $75,000 once cumulative net sales from all sources exceeded $6 million, which sales-based milestone target was achieved in 2023 and settled in full in June 2024.

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

On January 9, 2023, and subsequently amended, we entered into a Debt Conversion Agreement with Knight Therapeutics, Inc. (“Knight”). Among other things, this agreement requires us to pay Knight a quarterly royalty equal to 3.5% of Net Sales, where Net Sales has the same meaning as in the U.S. Army Agreement described above. Royalties due to Knight commenced upon the closing of our IPO in July 2023 and will end on the earlier of (i) July 12, 2033 or (ii) the conversion or redemption in full of all of the shares of Series A Preferred Stock held by Knight.

On December 20, 2024, we entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), pursuant to which Tufts MC granted us a license to research and commercialize certain patent applications covering jointly developed inventions related to the use of tafenoquine for treatment and/or prevention of babesiosis. The term of the agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, we must make royalty payments equal to 4% of net sales of tafenoquine products sold in a format labeled for use in the treatment of babesiosis or 2% of net sales of tafenoquine products that are sold in a format not labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by us from sales of sublicensed products, we must make payments equal to 20% of the revenue we receive for sales of tafenoquine products sold in a format labeled for use in the treatment of babesiosis or 10% of the revenue we receive for sales of tafenoquine that are sold in a format not labeled for use in the treatment of babesiosis.

On April 3, 2025, we entered into an Agreement with Yale University (“Yale”) pursuant to which Yale has granted us an exclusive, worldwide license to make, have made, use, sell, have sold, import, or practice certain patents and patent applications covering jointly developed inventions related to the treatment of babesiosis using Tafenoquine within the field of using Tafenoquine to treat babesiosis. Yale retains the right to use the inventions for research, clinical, teaching, or other non-commercial purposes. In exchange for the license granted to Yale to us, we agreed to pay Yale a royalty of 2% on net sales of licensed products covering the licensed patents if the licensed produce it branded for treatment of babesiosis and a royalty of 1% on net sales if licensed products covering the licensed product is not specifically branded for treatment of babesiosis.

On April 4, 2025, we entered into an Option Agreement with FSURF, pursuant to which FSURF granted us a 12-month option to exclusively license certain patent and technology rights held by FSURF relating to large scale purification of castanospermine, including U.S. Patent No 11,518,762, while we assess the potential feasibility of commercializing Australian Chestnut Tree extracts. We exercised the option in February 2026, and are now negotiating a full license.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates.

Australian Research Tax Credit and Overseas Finding Process

Under Section 27 of the Industry Research and Development Act 198638, the Australian government offers a research tax credit of 43.5% on registered research and development activities executed in Australia by eligible Australian domiciled entities. Companies are eligible to receive tax credits if they meet the following criteria: (i) are domiciled in Australia, (ii) have incurred at least $20,000 in eligible research and development expenses, (iii) have conducted at least one eligible research and development activity, (iv) beneficial owner(s) with > 40 % beneficial ownership when considered together do not have > $20 million AUD aggregated turnover on an annual basis. 60P Australia Pty Ltd. meets all these criteria, and will continue to do so in the future unless, considered together with any of our shareholders who have > 40% beneficial ownership, have > $20 million AUD in aggregate annual turnover.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•         completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;

•         submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•         approval by an independent institutional review board representing each clinical site before each clinical trial may be initiated;

•         performance of adequate and well-controlled human clinical trials in accordance with good clinical practices to establish the safety and efficacy of the proposed drug product for each indication;

•         preparation and submission to the FDA of a new drug application;

•         review of the product by an FDA advisory committee, where appropriate or if applicable;

•         satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•         satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•         payment of user fees and securing FDA approval of the NDA; and

•         compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies and post-approval studies required by the FDA.

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

Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•         Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•         Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•         Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

•         Phase 4: Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•         restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•         fines, warning letters or holds on post-approval clinical trials;

•         refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•         product seizure or detention, or refusal to permit the import or export of products; or

•         injunctions or the imposition of civil or criminal penalties.

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

Specifically, the applicant must certify with respect to each patent that:

•         the required patent information has not been filed;

•         the listed patent has expired;

•         the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•         the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

The drug evaluation process for new chemical entities is as follows:

Application

•         Check to see data complies with Australian guidelines.

•         Invoice sponsor for 75% of evaluation fee.

Evaluation

•         Evaluate pharmaceutical and chemical data.

•         Evaluate animal pharmacology and toxicology data.

•         Evaluate clinical data.

•         Evaluation Unit reviews reports (coordinates external evaluations if used), prepares a summary and makes an initial recommendation.

•         Pre ADEC consultation with sponsor.

•         Prepare approved product information and consider consumer product information.

•         Submit final package of summaries and recommendations to the ADEC (six meetings per year).

Approval

•         ADEC review and advice to the TGA.

•         Final decision by the TGA.

•         Finalize conditions of registration.

•         Advice to sponsor, invoice final 25% of evaluation fee.

•         For new chemical entity, advise drug information centers, forensic laboratories, etc.

Registration

•         Sponsor applies to register the product on the Australian Register of Therapeutic Goods.

•         Supply is permitted once the applicable number is allocated.

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

Other activities under the control of the TGA include:

•         maintenance of the Australian Register of Therapeutic Goods for the registration and listing of products;

•         control of drug and device exports from Australia;

•         inspection and licensing of manufacturing premises;

•         post marketing surveillance;

•         adverse drug reaction monitoring;

•         reports were received by the Adverse Drug Reactions Advisory Committee;

•         medical device complaint reporting;

•         drug and device recalls;

•         laboratory testing, sample testing;

•         complaint reporting and follow up; and

•         drug and device advertising controls

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•         the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•         the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•         the federal Health Insurance Portability and Accountability Act of 1996, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme or making false statements in connection with the delivery of or payment for health care benefits, items, or services;

•         HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities and their business associates that associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf;

•         the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively the “ACA”), which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to physicians and teaching hospitals and information regarding ownership and investment interests held by physicians and their immediate family members; and

•         analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the Affordable Care Act (the “ACA”), which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•         an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•         expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•         expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•         addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•         expanded the types of entities eligible for the 340B drug discount program;

•         established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•         a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Human Capital Resources

As of December 31, 2025, we had a total of three employees, all of whom are full-time. We also utilize the services of two part-time contractors.

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

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2025 titled “Cybersecurity risks could adversely affect our business and disrupt our operations.”

Item 2. Properties.

Our corporate headquarters are located at 1025 Connecticut Avenue NW Suite 1000, Washington, D.C. 20036. We do not own any physical property, plant or labs. We currently lease one office at the above address, which lease was recently renewed for an additional one-year term expiring on March 31, 2027.

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

On March 27, 2026, the closing price for our common stock and warrants as reported on The Nasdaq Capital Market was $1.50 per share and $0.08, respectively.

Holders of Common Stock

On March 30, 2026, there were 21 holders of record of our common stock.

Reverse Stock Split

On October 8, 2025, a majority of the stockholders of the Company approved the proposed reverse stock split of our Common Stock at a split ratio ranging between 1:3 and 1:10, as to be determined by the Board in its sole discretion. On December 17, 2025, our Board approved a 1-for-4 reverse split ratio. On January 20, 2026, the Company effectuated a 1-for-4 reverse stock split of our common stock (the “1:4 Reverse Stock Split” and together, with the 1:5 Reverse Stock Split and the 1:12 Reverse Stock Split, each as defined below, the “Reverse Stock Splits”). Beginning January 20, 2026, our common stock traded on The Nasdaq Capital Market on a split adjusted basis.

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

Unregistered Sales of Equity Securities

Common Stock

•         On July 22, 2024 and July 26, 2024, we issued 2,000 and 1,667 shares of common stock to Knight, respectively, upon conversion of 1,291 and 1,032 shares of Series A Preferred Stock, respectively, at the conversion price detailed in Note 6 to the accompanying consolidated financial statements.

•         From October 2024 to January 2025, we issued an aggregate of 144,928 shares of common stock upon the exercise of pre-funded warrants issued to investors in the September 2024 private placement.

•         In July 2025, we issued an aggregate of 219,569 shares of common stock upon the exercise of pre-funded warrants issued to investors in the July 2025 private placement.

The issuances of shares of common stock listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering.

Warrants

On September 4, 2024, we issued 144,928 pre-funded warrants, 144,928 Series A Warrants and 144,928 Series B Warrants to investors in a private offering. The Pre-Funded Warrants are exercisable immediately upon issuance and expire when exercised in full at an exercise price of $0.02 per share. The Series A Warrants and Series B Warrants have an exercise price of $27.60 per share and were exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Common Stock (the “Stockholder Approval”), which was received on November 6, 2024. The Series A Warrants will expire five years from Stockholder Approval and the Series B Warrants will expire eighteen (18) months from Stockholder Approval. H.C. Wainwright & Co., LLC acted as the exclusive placement agent in connection with the Private Placement. In connection with the Private Placement, we issued to Wainwright the Placement Agent Warrants to purchase 10,870 shares of Common Stock. The Placement Agent Warrants have an exercise price equal to $34.50 per share and are exercisable beginning on the effective date of the Stockholder Approval for five years from Stockholder Approval.

In January 2025, we issued warrants to purchase up to an aggregate of 102,158 shares of common stock at an exercise price of $ 15.42 per share. The January 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance. We also issued to the Placement Agent (or its designees) warrants to purchase up to 3,833 shares of common stock. The January 2025 Placement Agent Warrants have an exercise price equal to $ 25.53 per share and are exercisable upon issuance, or January 30, 2025, for twenty-four months from the date of issuance, or January 30, 2027.

On February 5, 2025, we issued warrants to purchase up to an aggregate of 75,176 shares of common stock at an exercise price of $11.80 per share. The February 2025 Warrants are exercisable upon issuance and expire twenty-four months from the date of issuance. We issued to the Placement Agent (or its designees) warrants to purchase up to 5,640 shares of common stock. The February 2025 Placement Agent Warrants have an exercise price equal to $ 17.88 per share and are exercisable upon issuance, or February 6, 2025, for twenty-four months from the date of issuance, or February 8, 2027.

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

Option Grants

On July 16, 2024, the effective date of shareholder approval to increase the number of shares authorized under the 2022 Plan, we granted a total of 128 fully vested, non-qualified options to purchase shares of common stock at a per share exercise price of $1,272.00 to the following directors and in the amounts listed: (i) Stephen Toovey (32 common stock options), (ii) Charles Allen (32 common stock options), (iii) Paul Field (32 common stock options) and (iv) Cheryl Xu (32 common stock options).

On July 16, 2024, the effective date of shareholder approval to increase the number of shares authorized under the 2022 Plan, we granted a total of 3,084 options to purchase shares of common stock at a per share exercise price of $240.00 to Geoff Dow, our Chief Executive Officer, (1,250 common stock options), Tyrone Miller, our Chief Financial Officer (1,000 common stock options), and Bryan Smith, an external consultant, (834 common stock options). These options vest in five equal tranches on the last date of each fiscal year, with the first vesting date being December 31, 2024.

On September 26, 2024, we granted 1,042 options to purchase shares of common stock at a per share exercise price of $27.40 to Kristen Landon, our Chief Commercial Officer, which vest in five equal tranches on the last date of each fiscal year, with the first vesting date being December 31, 2024.

On January 2, 2025, we granted a total of 30,000 options to purchase shares of common stock at a per share exercise price of $26.20 to Geoff Dow, our Chief Executive Officer, (26,250 common stock options) and Tyrone Miller, our Chief Financial Officer (3,750 common stock options), which vest in five equal tranches. The first tranche was fully vested on the date of grant and thereafter, the options vest on the last date of each fiscal year beginning December 31, 2025.

On October 21, 2025, we granted a total of 8,000 fully vested, non-qualified options to purchase shares of common stock at a per share exercise price of $5.84 to the following directors and in the amounts listed: (i) Stephen Toovey (2,000 common stock options), (ii) Charles Allen (2,000 common stock options), (iii) Paul Field (2,000 common stock options) and (iv) Cheryl Xu (2,000 common stock options).

2022 Equity Incentive Plan

On November 22, 2022, the Board and majority stockholder adopted the 60 Degrees Pharmaceuticals, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2022 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and any of our affiliates and provide a means by which the eligible recipients may benefit from increases in value of the common stock. Initially, the Board reserved 995 shares of common stock issuable upon the grant of awards under the 2022 Plan. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors.

On July 16, 2024, November 6, 2024, and October 8, 2025, our stockholders approved an increase to the number of shares available under the 2022 Plan by 20,834 shares, 25,000 shares, and 62,500 shares respectively, which increases were previously approved by the Board. The total number of shares that remain available for issuance under the 2022 Plan as of December 31, 2025 is 68,760 shares, which additional reservation of shares provides us with flexibility to address future equity compensation needs. This increase is essential to attract and retain qualified employees, directors and consultants, and to align their interests with those of our stockholders.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise or issuance of outstanding options, units, and rights:	Weighted average exercise price of outstanding options, units and rights(1):	Number of securities remaining available for future issuance:
2022 Equity Incentive Plan:
Equity compensation plans approved by security holders	21,940	$47.18	68,760
Equity compensation plans not approved by security holders	—	—	—
Total	21,940	$47.18	68,760

(1)	Balances presented as of December 31, 2025, and reflect the effects of the 1:4 Reverse Stock Split on January 20, 2026.

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

2. Components of Results of Operations

Product Revenues - net of Discounts and Rebates

We receive the majority of our product revenues from sales of our Arakoda product to resellers in the U.S. and abroad. Foreign sales to both Australia and Europe were further subject to profit sharing agreements for boxes sold to customers. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”).

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

Operating Expenses

Research and Development

Research and development costs for the periods presented primarily consist of contracted R&D services and costs associated with preparation for and conducting our Babesiosis trial. We expense all research and development costs in the period in which they are incurred. Payments made prior to the receipt of goods or services to be used in research and development are recognized as prepaid assets and expensed over the service period as the services are provided. We have also issued shares of our common stock to vendors in exchange for research and development services

General and Administrative Expenses

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

3. Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2025	2024
Product Revenues – net of Discounts and Rebates	$1,005,471	$607,574
Cost of Revenues	781,695	384,765
Gross Profit	223,776	222,809
Research Revenues	403,624	73,771
Net Revenue	627,400	296,580

Operating Expenses:
Research and Development	2,106,156	4,986,526
General and Administrative Expenses	6,279,823	5,025,235
Total Operating Expenses	8,385,979	10,011,761

Loss from Operations	(7,758,579)	(9,715,181)

Interest Expense	(7,805)	(7,912)
Change in Fair Value of Derivative Liabilities	266,089	1,665,966
Other Income, net	131,970	101,464
Total Interest and Other Income (Expense), net	390,254	1,759,518
Loss from Operations before Provision for Income Taxes	(7,368,325)	(7,955,663)
Provision for Income Taxes (Note 9)	-	-
Net Loss including Noncontrolling Interest	(7,368,325)	(7,955,663)
Net Loss – Noncontrolling Interest	(3,167)	(8,556)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(7,365,158)	$(7,947,107)

The following table sets forth our results of operations as a percentage of revenue:

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2025	2024
Product Revenues – net of Discounts and Rebates	100.00%	100.00%
Cost of Revenues	77.74	63.33
Gross Profit	22.26	36.67
Research Revenues	40.14	12.14
Net Revenue	62.40	48.81

Operating Expenses:
Research and Development	209.47	820.73
General and Administrative Expenses	624.57	827.10
Total Operating Expenses	834.03	1,647.83

Loss from Operations	(771.64)	(1,599.01)

Interest Expense	(0.78)	(1.30)
Change in Fair Value of Derivative Liabilities	26.46	274.20
Other Income, net	13.13	16.70
Total Interest and Other Income (Expense), net	38.81	289.60
Loss from Operations before Provision for Income Taxes	(732.82)	(1,309.41)
Provision for Income Taxes (Note 9)	-	-
Net Loss including Noncontrolling Interest	(732.82)	(1,309.41)
Net Loss – Noncontrolling Interest	(0.31)	(1.41)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(732.51)%	(1,308.01)%

4. Comparison of the Years Ended December 31, 2025, and 2024

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$1,005,471	$607,574	$397,897	65.49%
Cost of Revenues	781,695	384,765	396,930	103.16
Gross Profit	$223,776	$222,809	$967	0.43%
Gross Margin %	22.26%	36.67%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $1,005,471 for the year ended December 31, 2025, as compared to $607,574 for the year ended December 31, 2024. For the year ended December 31, 2025, our U.S. pharmaceutical distributor accounted for 92% of our total net product sales and Kodatef sales to our Australian distributor accounted for 6% of total net product sales (95% and 5% for the year ended December 31, 2024, respectively). Despite a shortage of Arakoda 16-ct boxes starting in April 2025, which resulted from a delay in completing commercial validation of a new packaging format, domestic, commercial product sales increased during the period, primarily due to the combination of rising sales, price increases and fewer returns.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. We record sales when our 3PL partner transfers boxes into their title model. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. For the year ended December 31, 2025, discounts and rebates were $476,430 compared to $476,218 for the year ended December 31, 2024.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. Since the introduction of the new 8-ct bottle in June 2025, we will be reporting Arakoda unit sales in terms of 16-ct box equivalents. For the year ended December 31, 2024, 5,119 16-ct box equivalents were sold to pharmacies and dispensaries. Sales volume increased by 12% to 5,724 16-ct box equivalents sold to pharmacies and dispensaries for the year ended December 31, 2025.

Kodatef sales to our distributor Biocelect in Australia for the year ended December 31, 2025 were $57,058 ($30,652 for the year ended December 31, 2024). A historical portion of sales to Biocelect remained subject to a profit share distribution once the original transfer price has been recouped. As of December 31, 2025, Biocelect has no inventory left that remains subject to profit share. Biocelect, which acts as a distributor in the Australian and New Zealand markets, reported year-over-year growth of <1%, with 1,854 boxes sold for the year ended December 31, 2025, compared to 1,850 boxes for the year ended December 31, 2024. Additionally, under a new agreement executed during 2025, Biocelect began to purchase from the latest manufactured lot of Kodatef at $49.50 AUD per box which are not subject to historical profit share. As of December 31, 2025, no receivables were due to us ($9,444 as of December 31, 2024).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. For the year ended December 31, 2025, SB reported 353 boxes sold (147 for the year ended December 31, 2024). According to our distributor, this is due to greater interest in treating babesiosis. Additionally, we recorded $22,500 in European sales for the year ended December 31, 2025 ($0 for the year ended December 31, 2024).

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $781,695 for the year ended December 31, 2025, as compared to $384,765 for the year ended December 31, 2024. The increase in cost of revenues was, in part, due to higher product sales during the year, as well as higher write-offs of inventory not expected to be sold prior to its expiration date. Write-offs for expiring inventory were $445,181 during the year ended December 31, 2025, as compared to $22,046 during the year ended December 31, 2024. The excess inventory resulted from our strategic decision to validate a new, larger-scale production method with then soon to be expiring raw materials (API), with the offsetting assistance from our USAMMDA grant. The development proved successful but the dating on the produced inventory is already considered in the industry to be short-dated and will have to be replaced by the beginning of the second quarter of 2026. The temporary increase in inventory write-offs was a necessary step in scaling our operations and is not expected to be recurring. Our new larger-scale production processes are expected to help keep inventory costs lower than otherwise. Due to these factors, the Gross Margin % decreased from 36.67% for the year ended December 31, 2024 to 22.26% for the year ended December 31, 2025.

Other Operating Revenues

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research Revenues	$403,624	$73,771	$329,853	447.13%

The research revenues earned by us were $403,624 for the year ended December 31, 2025, as compared to $73,771 for the year ended December 31, 2024. The increase in research revenues is due to the new USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda and the contract we signed with the University of

Kentucky for tafenoquine clinical trial supply. We recognized research revenues of $298,868 related to the USAMMDA grant for the year ended December 31, 2025 ($12,994 for the year ended December 31, 2024). We recognized research revenues of $89,302 from the University of Kentucky for the year ended December 31, 2025 ($0 for the year ended December 31, 2024). Other research revenues were $15,454 for the year ended December 31, 2025 ($60,777 for the year ended December 31, 2024).

Operating Expenses

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Research and Development	$2,106,156	$4,986,526	$(2,880,370)	(57.76)%
General and Administrative Expenses	6,279,823	5,025,235	1,254,588	24.97
Total Operating Expenses	$8,385,979	$10,011,761	$(1,625,782)	(16.24)%

Research and Development

Research and development costs decreased by $2,880,370 during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The decline is primarily attributable to non-cash charges totaling $3,225,000 recognized during the year ended December 31, 2024 related to share-based payments issued to vendors in January 2023 as advance consideration, which payments were initially deferred and capitalized. Kentucky Technology, Inc. delivered us a report on the potential development of SJ733 + tafenoquine in the second quarter of 2024 and Trevally completed the synthesis of 8.8 kilograms of castanospermine in the third quarter of 2024, resulting in $2,625,000 and $600,000, respectively, of research and development expense recognized for the year ended December 31, 2024. Otherwise, research and development costs incurred during the years ended December 31, 2025 and 2024 primarily consisted of costs related to our babesiosis trial for tafenoquine. Direct trial-related costs represent 71% of the total research and development costs at $1,496,148 during the year ended December 31, 2025, compared to 27% of the costs at $1,359,532 during the year ended December 31, 2024. We also recorded $153,198 in research and development expenses related to commercial validation and packaging of Arakoda, for which a majority qualifies for reimbursement under the USAMMDA grant discussed above.

General and Administrative Expenses

For the year ended December 31, 2025, our general and administrative expenses increased by 24.97% or $1,254,588 from the year ended December 31, 2024. During the year ended December 31, 2025, we recorded lower compensation expenses including $11,791 of bonus expense and $728,829 of salaries, taxes, and benefits expense, respectively (compared to $275,114 and $662,951 for the year ended December 31, 2024, respectively) due to certain sales and performance bonuses awarded to our executives in 2024. However, during the year ended December 31, 2025, we incurred $518,150 in legal and professional fees, $1,217,826 of investor outreach expenses, and $1,401,529 of sales advisory, advertising and promotion expenses (up from $410,016, $1,019,111, and $433,884 for the year ended December 31, 2024, respectively). Additionally, we recognized higher stock-based compensation costs, from $32,767 for the year ended December 31, 2024 to $279,873 for the year ended December 31, 2025.  This increase was in part due to new partially vested option grants awarded to two executives in January 2025 and certain fully vested stock-based awards granted to our directors at the end of 2025, as well as the ongoing quarterly expense recognized for additional stock options granted in the third quarter of 2024.

Interest and Other Income (Expense), Net

	For the Year Ended December 31,
Consolidated Statements of Operations Data:	2025	2024	$ Change	% Change
Interest Expense	$(7,805)	$(7,912)	$107	(1.35)%
Change in Fair Value of Derivative Liabilities	266,089	1,665,966	(1,399,877)	(84.03)
Other Income, net	131,970	101,464	30,506	30.07
Total Interest and Other Income (Expense), net	$390,254	$1,759,518	$(1,369,264)	(77.82)%

Interest Expense

For the year ended December 31, 2025, we recognized $7,805 of interest expense ($7,912 for the year ended December 31, 2024). Our interest expense for the periods presented relates primarily to our single outstanding loan from the SBA. Cash paid for interest was $8,772 and $8,772 for the years ended December 31, 2025 and December 31, 2024, respectively.

Change in Fair Value of Derivative Liabilities

For the year ended December 31, 2025, we recognized a net gain on the change in fair value of derivative liabilities of $266,089 compared to a net gain of $1,665,966 for the year ended December 31, 2024. During the years ended December 31, 2025 and December 31, 2024, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability.

Other Income (Expense), net

For the year ended December 31, 2025, we recognized $131,970 in other income compared to $101,464 in other income for the year ended December 31, 2024. We recognized interest income of $104,360 during the year ended December 31, 2025 ($103,299 during the year ended December 31, 2024). Other income for the year ended December 31, 2024 also included $10,789 of storage revenue recognized in association with final payment under the legacy contract with the USAMMDA for storing Arakoda purchases. We did not recognize storage revenue for the year ended December 31, 2025.

5. Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $1,510,065 ($1,659,353 as of December 31, 2024). For the year ended December 31, 2025 and 2024, our net cash used in operating activities was $6,849,022 and $5,648,088, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $4.3 million received from the July 2025 public offering, and approximately $4.0 million in gross proceeds received through the 2025 ATM Agreement between October 15, 2026 and March 25, 2026, we estimate that we will have sufficient funds to remain viable through September 30, 2026, assuming no additional capital raises. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

In their audit report for the fiscal year ended December 31, 2025, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. The audited consolidated financial statements for the years ended December 31, 2025, and December 31, 2024, respectively, included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,000	$713	$6,566	$7,092	$135,629
Interest obligations on the debt arrangements	94,917	8,059	10,978	10,453	65,427
Accounts payable and accrued expenses	1,459,279	1,459,279	-	-	-
Total	$1,704,196	$1,468,051	$17,544	$17,545	$201,056

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the achievement of certain milestones. These contingent milestones may or may not be achieved. We have not included any of these amounts in the table above as we cannot estimate or predict when, or if, these amounts will become due.

Cash Flows

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(6,849,022)	$(5,648,088)	$(1,200,934)	21.26%
Investing Activities	254,916	(1,889,114)	2,144,030	(113.49)
Financing Activities	6,437,691	7,053,571	(615,880)	(8.73)
Effect of Foreign Currency Translation on Cash Flow	7,127	499	6,628	1,328.26
Net (Decrease) Increase in Cash and Cash Equivalents	$(149,288)	$(483,132)	$333,844	(69.10)%

Cash Used in Operating Activities

Net cash used in operating activities was $6,849,022 for the year ended December 31, 2025, as compared to $5,648,088 for the year ended December 31, 2024. Our net cash used in operating activities increased, in part due to higher general and administrative expenses of $6,279,823 for the year ended December 31, 2025 ($5,025,235 for the year ended December 31, 2024) primarily due to higher cash compensation and related expenses, legal and professional fees, investor outreach expenses, and advertising and promotion expenses, as discussed above. In addition, we incurred $1,496,148 in costs related to our babesiosis trial for tafenoquine during the year ended December 31, 2025 ($1,304,183 during the year ended December 31, 2024).

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $254,916 for the year ended December 31, 2025, as compared to cash used in investing activities of $1,889,114 for the year ended December 31, 2024. The decrease in cash used in investing activities is primarily driven by purchases of short-term certificates of deposit for a total cost of $1,235,000 during the year ended December 31, 2025 ($1,708,000 during the year ended December 31, 2024), purchased for the purposes of earning interest income. Additionally, purchases of computer and lab equipment totaled $139,881 during the year ended December 31, 2025 ($103,773 during the year ended December 31, 2024), and capitalized website development costs and patent costs totaled $22,670 and $55,533, respectively, for the year ended December 31, 2025 ($25,374 and $51,967 for the year ended December 31, 2024, respectively).

Cash Provided by Financing Activities

Net cash provided by financing activities was $6,437,691 for the year ended December 31, 2025, as compared to $7,053,571 for the year ended December 31, 2024. The decrease in net cash provided by financing activities is primarily attributable to net proceeds aggregating to $7,042,608 received in connection with our common stock and warrant offering in January 2024, (ii) the sale of common stock pursuant to the At-the-Market Sales Agreement in July and August 2024, and (iii) the sale of warrants in our Private Placement offering that closed in September 2024, which exceeded the aggregate net proceeds of $6,452,887 received in connection with our common stock and warrant offerings completed in January, February, and July 2025 and the sale of common stock pursuant to the At-the-Market Sales Agreement in October and December 2025.

We also received lower proceeds from the exercise of warrants at $2,804 for the year ended December 31, 2025, compared to $10,963 for the year ended December 31, 2024. Additionally, for the year ended December 31, 2025, we withheld shares valued at $18,000 to cover tax withholdings for net share settlement of certain 2024 performance bonuses awarded to our executives ($0 for the year ended December 31, 2024).

Effect of Foreign Currency Translation on Cash Flow

Our foreign operations were small relative to U.S. operations for the years ended December 31, 2025 and December 31, 2024, thus effects of foreign currency translation have been minor.

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

We record U.S. commercial revenues as a receivable when our American distributor transfers shipped product to their title model for 60P. Foreign sales to both Australia and Europe are recognized as a receivable at the point product is shipped to distributor. The shipments to Australia and Europe were further subject to profit sharing agreements for boxes sold to customers.

Inventory

We report inventories at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs we incur in bringing the inventories to their present location and condition. We use the Specific Identification method per lot. A box or a bottle price is calculated per lot number and sales are recognized by their lot number.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments initially qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of December 31, 2025, our derivative financial instruments consist of contingent payment arrangements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 was effective for us for our annual period ending December 31, 2025. The impact of the adoption is limited to our financial statement disclosures, which are presented on a prospective basis. See Note 9 to the accompanying consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for all entities for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception from derivative accounting under ASC 815 for certain non-exchange-traded contracts with customers with an underlying that is based on operations or activities specific to one of the parties to the contract. Further, ASU 2025-07 clarifies that an entity should apply the guidance in ASC 606 to a contract with stock-based noncash consideration. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

60 Degrees Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 60 Degrees Pharmaceuticals, Inc. and subsidiary (“the Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

PCAOB ID Number 587 We have served as the Company’s auditor since 2022.

Las Vegas, Nevada

March 30, 2026

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS:
Current Assets:
Cash and Cash Equivalents	$1,510,065	$1,659,353
Accounts Receivable	509,644	486,748
Prepaid and Other Assets	978,131	1,068,940
Short-Term Investments	1,240,721	1,728,472
Inventory (Note 3)	656,924	442,764
Total Current Assets	4,895,485	5,386,277
Property and Equipment, net (Note 4)	246,365	149,808
Other Assets:
Long-Term Prepaid Expense	-	66,176
Intangible Assets, net (Note 5)	224,361	157,084
Total Other Assets	224,361	223,260
Total Assets	$5,366,211	$5,759,345
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,459,279	$1,007,618
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	374,741	640,830
Total Current Liabilities	1,842,792	1,657,220
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	144,003	147,119
Total Long-Term Liabilities	144,003	147,119
Total Liabilities	1,986,795	1,804,339
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 76,480 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (Note 6)	9,567,439	9,567,439
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 1,163,142 and 141,749 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively(1) (Note 6)	116	14
Additional Paid-in Capital(1)	41,646,139	34,860,633
Accumulated Other Comprehensive Income	142,598	135,471
Accumulated Deficit	(47,893,115)	(40,527,957)
60P Shareholders’ Equity:	3,463,177	4,035,600
Noncontrolling Interest	(83,761)	(80,594)
Total Shareholders' Equity	3,379,416	3,955,006
Total Liabilities and Shareholders' Equity	$5,366,211	$5,759,345

(1)	Periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024
Product Revenues – net of Discounts and Rebates	$1,005,471	$607,574
Cost of Revenues	781,695	384,765
Gross Profit	223,776	222,809
Research Revenues	403,624	73,771
Net Revenue	627,400	296,580

Operating Expenses:
Research and Development	2,106,156	4,986,526
General and Administrative Expenses	6,279,823	5,025,235
Total Operating Expenses	8,385,979	10,011,761

Loss from Operations	(7,758,579)	(9,715,181)

Interest Expense	(7,805)	(7,912)
Change in Fair Value of Derivative Liabilities	266,089	1,665,966
Other Income, net	131,970	101,464
Total Interest and Other Income (Expense), net	390,254	1,759,518
Loss from Operations before Provision for Income Taxes	(7,368,325)	(7,955,663)
Provision for Income Taxes (Note 9)	-	-
Net Loss including Noncontrolling Interest	(7,368,325)	(7,955,663)
Net Loss – Noncontrolling Interest	(3,167)	(8,556)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(7,365,158)	(7,947,107)

Comprehensive Loss:
Net Loss	(7,368,325)	(7,955,663)
Unrealized Foreign Currency Translation Gain (Loss)	7,127	(90)
Total Comprehensive Loss	(7,361,198)	(7,955,753)

Net Loss – Noncontrolling Interest	(3,167)	(8,556)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(7,358,031)	(7,947,197)

Cumulative Dividends on Series A Preferred Stock	(501,056)	(483,301)
Net Loss - attributed to common stockholders	$(7,859,087)	$(8,430,498)

Net Loss per Common Share(1)
Basic and Diluted	$(11.73)	$(74.17)
Weighted Average Number of Common Shares Outstanding(1)
Basic and Diluted	670,211	113,665

(1)	Periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Year Ended December 31, 2025
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	76,480	$9,567,439	141,749	$14	$34,860,633	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006
Issuance of common stock and warrants pursuant to January 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	51,079	5	804,341	-	-	804,346	-	804,346
Issuance of common stock and warrants pursuant to February 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	75,176	8	908,619	-	-	908,627	-	908,627
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	315,869	31	2,773	-		2,804	-	2,804
Issuance of shares for annual performance bonuses, net of shares withheld for taxes	-	-	3,953	-	103,544	-	-	103,544	-	103,544
Issuance of common stock and warrants pursuant to July 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	438,332	44	4,281,256	-	-	4,281,300	-	4,281,300
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	136,991	14	405,100	-	-	405,114	-	405,114
Share rounding adjustment for 1:5 Reverse Stock Split	-	-	(7)	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	279,873	-	-	279,873	-	279,873
Net foreign translation gain	-	-	-	-	-	-	7,127	7,127	-	7,127
Net loss	-	-	-	-	-	(7,365,158)	-	(7,365,158)	(3,167)	(7,368,325)
Balance— December 31, 2025	76,480	$9,567,439	1,163,142	$116	$41,646,139	$(47,893,115)	$142,598	$3,463,177	$(83,761)	$3,379,416

	For the Year Ended December 31, 2024
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2023	78,803	$9,858,040	24,226	$2	$27,457,381	$(32,580,850)	$135,561	$4,870,134	$(72,038)	$4,798,096
Issuance of common stock and warrants, net of underwriting discounts and offering costs paid at closing and deferred offering costs (Note 6)	-	-	21,922	2	1,898,294	-	-	1,898,296	-	1,898,296
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	52,792	5	10,958	-	-	10,963	-	10,963
Issuance of shares for RSUs	-	-	1,070	-	-	-		-	-	-
Voluntary return of shares issued to vendor for services	-	-	(500)	-	-	-	-	-	-	-
Voluntary conversion of Series A Preferred Stock into common stock	(2,323)	(290,601)	3,667	1	290,600	-	-	-	-	-
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	33,897	3	1,729,807	-	-	1,729,810	-	1,729,810
Issuance of warrants in Private Placement, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	-	-	3,414,502	-	-	3,414,502	-	3,414,502
Issuance of common stock for fractional shares pursuant to 1:12 Reverse Stock Split rounding adjustment	-	-	4,675	1	(1)	-	-	-	-	-
Share-based compensation to vendors for services	-	-	-	-	26,325	-	-	26,325	-	26,325
Share-based compensation expense	-	-	-	-	32,767	-	-	32,767	-	32,767
Net foreign translation loss	-	-	-	-	-	-	(90)	(90)	-	(90)
Net loss	-	-	-	-	-	(7,947,107)	-	(7,947,107)	(8,556)	(7,955,663)
Balance— December 31, 2024	76,480	$9,567,439	141,749	$14	$34,860,633	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006

(1)	Periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,368,325)	$(7,955,663)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	43,324	11,726
Amortization	39,548	38,502
Amortization of ROU Asset	-	13,517
Amortization of Capitalized Share-Based Payments	176,471	3,575,881
Share-Based Compensation under Equity Incentive Plan	279,873	32,767
Change in Fair Value of Derivative Liabilities	(266,089)	(1,665,966)
Write-offs of Capitalized Patents	-	108,424
Change in Inventory Reserve	251,677	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(22,896)	(255,416)
Prepaid and Other Assets	(19,486)	(39,423)
Inventory	(465,837)	23,405
Accounts Payable and Accrued Liabilities	491,083	501,412
Accrued Interest, net	11,635	(23,604)
Reduction of Lease Liability	-	(13,650)
Net Cash Used in Operating Activities	(6,849,022)	(5,648,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(55,533)	(51,967)
Purchases of Fixed Assets	(139,881)	(103,773)
Acquisition of Intangibles	(22,670)	(25,374)
Purchase of Short-Term Investments	(1,235,000)	(1,708,000)
Maturities of Short-Term Investments	1,708,000	-
Net Cash Provided by (Used in) Investing Activities	254,916	(1,889,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from January 2024 Offering	-	1,898,296
Net Proceeds from January 2025 Offering	804,346	-
Net Proceeds from February 2025 Offering	908,627	-
Net Proceeds from July 2025 Offering	4,281,300	-
Shares Withheld for Net Share Settlement of Performance Bonuses	(18,000)	-
Net proceeds from ATM Offering	458,614	1,729,810
Net proceeds from Private Placement	-	3,414,502
Proceeds from Exercise of Pre-Funded Warrants	2,804	10,963
Net Cash Provided by Financing Activities	6,437,691	7,053,571

Effect of Exchange Rate Changes on Cash	7,127	499

Change in Cash and Cash Equivalents	(149,288)	(483,132)
Cash and Cash Equivalents—Beginning of Period	1,659,353	2,142,485
Cash and Cash Equivalents—End of Period	$1,510,065	$1,659,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid During the Year for Interest	$8,772	$8,772
Cash paid During the Year for Income Taxes	$-	$-

NONCASH INVESTING/FINANCING ACTIVITIES
Conversion of Series A Preferred Stock into Common Stock	$-	$290,601
Capitalized Share-Based Payments to Vendors	$-	$26,325
Fair Value of Warrants Issued to Underwriters	$-	$71,364
Capitalized Patent Costs included in Accounts Payable	$24,292	$-
Capitalized Website Costs included in Accounts Payable	$4,330	$-
ATM Offering Costs included in Accounts Payable	$53,500	$-
Gross Shares Issued for Annual Performance Bonuses	$121,544	$-

 See accompanying notes to these consolidated financial statements which are an integral part of these consolidated financial statements.

60 DEGREES PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

60 Degrees Pharmaceuticals, Inc. was incorporated in Delaware on June 1, 2022 and merged on the same day with 60 Degrees Pharmaceuticals, LLC, a District of Columbia limited liability company organized on September 9, 2010 (“60P LLC”). 60 Degrees Pharmaceuticals, Inc. and its subsidiary (referred to collectively as the “Company”, “60P”, or “60 Degrees Pharmaceuticals”) is a specialty pharmaceutical company that specializes in the development and marketing of new medicines for the treatment and prevention of infectious diseases. 60P achieved FDA approval of its lead product, ARAKODA® (tafenoquine), for malaria prevention, in 2018. Currently, 60P’s pipeline under development covers development programs for vector-borne diseases utilizing three of the Company’s future products: (i) new products that contain the Arakoda regimen of tafenoquine; (ii) new products that contain tafenoquine; and (iii) celgosivir and/or botanical extracts from Australian Chestnut Trees. The Company’s headquarters are located in Washington, D.C., with a majority-owned subsidiary in Australia.

Since the Company’s initial public offering in July 2023, its common stock has been listed and trades on The Nasdaq Capital Market under the symbol “SXTP,” and tradeable warrants under the symbol “SXTPW.”

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At December 31, 2025, the Company had cash and cash equivalents totaling $1,510,065, as compared to cash and cash equivalents totaling $1,659,353 at December 31, 2024. During the year ended December 31, 2025, the Company used cash of $6,849,022 in its operating activities ($5,648,088 during the year ended December 31, 2024). The Company’s capital commitments over the next twelve months include interest and principal payments on the Company’s debt arrangement of $8,772, $1,459,279 to satisfy accounts payable and accrued expenses, and $18,775 payable under its short-term lease arrangement. In addition, the Company is subject to certain royalty obligations based on future net product sales (See Note 11).

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

Principles of Consolidation and Noncontrolling Interest

The Company’s consolidated financial statements include the financial statements of its 96.61% owned subsidiary, 60P Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reverse Stock Splits

Following stockholder approval in July 2024, the Company effected a reverse stock split at a ratio of 1:12 (the “1:12 Reverse Stock Split”), which was effective as of August 12, 2024. Following stockholder approval in November 2024, the Company effected an additional reverse stock split at a ratio of 1:5 (the “1:5 Reverse Stock Split), which was effective as of February 24, 2025. Following stockholder approval in October 2025, the Company effected an additional reverse stock split at a ratio of 1:4 (the “1:4 Reverse Stock Split” and together with the 1:12 Reverse Stock Split and the 1:5 Reverse Stock Split, the “Reverse Stock Splits”), which was effective January 20, 2026 (See Note 12 – Subsequent Events).

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Based on the Company’s history there has been no need to make a recording to Allowance for Doubtful Accounts. Most of the Company’s revenue has been earned via government contracts, an Australian pharmaceutical distributor and a large American pharmaceutical distributor. There was no allowance as of December 31, 2025 and December 31, 2024. As the Company continues to engage with smaller distributors, it will continue to analyze whether an allowance should be established. As of December 31, 2025, the U.S. pharmaceutical distributor accounted for 97% of the accounts receivable balance (95% as of December 31, 2024).

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is comprised of direct materials and, where applicable, costs that have been incurred in bringing the inventories to their present location and condition. The Company uses the Specific Identification method per lot. A box or a bottle price is calculated per lot number and sales are recognized by their lot number.

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to Cost of Revenues in the Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2025, write-downs for expired inventory totaled $445,181 ($22,046 for the year ended December 31, 2024).

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

Depreciation is computed over the estimated useful lives of the related asset type or term of the operating lease using the straight-line method for financial statement purposes. The estimated service lives for Property and Equipment are either three (3), five (5) or seven (7) years.

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

Derivative Liabilities

The Company assesses the classification of its derivative financial instruments each reporting period, which formerly consisted of bridge shares, convertible notes payable, and certain warrants, and determined that such instruments initially qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of December 31, 2025, the Company’s derivative financial instruments consist of contingent payment arrangements.

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

Equity-Classified Warrants

As of December 31, 2025, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

Income Taxes

60 Degrees Pharmaceuticals, Inc. is a corporation for U.S. Federal and state income tax purposes. The tax years that remain subject to examination by major tax jurisdictions include the years ended December 31, 2022, 2023, 2024 and 2025. 60P Australia Pty Ltd. is subject to taxation by the Australian Taxation Office.

Management assesses, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. On the basis of this evaluation, the Company has determined that it is not more likely than not that the Company will recognize the benefits of its net deferred tax assets, and, as a result, a full valuation allowance has been recorded against its net deferred tax assets as of December 31, 2025 and December 31, 2024.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changes in facts and circumstances, such as the outcome of tax examinations. As of December 31, 2025 and December 31, 2024, no reserves for uncertain tax positions have been established.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2025 and 2024, the Company did not recognize interest and penalties related to unrecognized tax benefits.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At December 31, 2025, significant customers represented 97% of receivables (consisting of three customers and one significant customer) and 92% of total net product revenues (consisting of three customers and one significant customer). At December 31, 2024, significant customers represented 95% of receivables (consisting of three customers and one significant customer) and 95% of total net product revenues (consisting of three customers and one significant customer).

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

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the Consolidated Balance Sheets. Total consolidated cash and cash equivalents and short-term investments were $2,750,786 and $3,387,825 as of December 31, 2025 and December 31, 2024, respectively.

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

The Company receives the majority of its revenues from sales of its Arakoda™ product to resellers in the US and abroad. The Company records US commercial revenues as a receivable when our American distributor transfers shipped product to their title model for 60P. Foreign sales to both Australia and Europe are recognized as a receivable at the point product is shipped to distributor. Historically, the shipments to Australia and Europe were further subject to profit sharing agreements for boxes sold to customers.

In addition to revenue from product sales, beginning in the third quarter of 2024, the Company recognizes research revenues associated with its contract with the United States Army Medical Materiel Development Activity (USAMMDA) for Arakoda supply chain upgrade support. Research revenue under this contract is recognized when the direct costs eligible for reimbursement are incurred, up to the maximum allowable amount. Other research revenues consist of sales of clinical trial supplies, which are recognized at a point in time, and research rebates earned from the Australian Tax Authority, which are recognized over time as qualifying research activities in Australia are performed.

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

The Company recorded $2,106,156 in research and development costs during the year ended December 31, 2025 ($4,986,526 for the year ended December 31, 2024). The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation – Stock Compensation. See Note 10 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at December 31, 2025, and December 31, 2024 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda™ or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$374,741	$374,741
Total	$-	$-	$374,741	$374,741

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$640,830	$640,830
Total	$-	$-	$640,830	$640,830

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented. A rollforward of liabilities measured at fair value using Level 3 inputs outstanding during the years ended December 31, 2025 and 2024 is presented in Note 8 (Derivative Liabilities).

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including Intangible Assets and Property and Equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of December 31, 2025 and 2024, the carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash, accounts receivable, accounts payable, and accrued expenses) approximate their fair value due to the short-term nature of such instruments. Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of December 31, 2025 and 2024.

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Year Ended December 31,				As of
Currency	2025		2024		December 31, 2025		December 31, 2024
1 AUD =	0.64	USD	0.66	USD	0.67	USD	0.62	USD

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

As a result of the Reverse Stock Splits, which were effective as of August 12, 2024 at a ratio of 1:12, February 24, 2025 at a ratio of 1:5, and January 20, 2026 at a ratio of 1:4, all shares of outstanding common stock and net loss per common share calculations have been retroactively adjusted for all periods presented.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through March 30, 2026, which is the date the financial statements were issued. See Note 12.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 was effective for the Company’s annual period ending December 15, 2025. The impact of the adoption is limited to the Company’s financial statement disclosures, which are presented on a prospective basis. See Note 9 – Income Taxes.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for all entities for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception from derivative accounting under ASC 815 for certain non-exchange-traded contracts with customers with an underlying that is based on operations or activities specific to one of the parties to the contract. Further, ASU 2025-07 clarifies that an entity should apply the guidance in ASC 606 to a contract with stock-based noncash consideration. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements.

3. INVENTORY

Inventory consists of the following major classes:

	December 31, 2025	December 31, 2024
Raw Material (API)	$75,662	$-
Work in Process	446,957	284,883
Finished Goods	385,982	157,881
Inventory before Allowance	908,601	442,764
Reserve for Expiring Inventory	(251,677)	-
Inventory	$656,924	$442,764

4. PROPERTY AND EQUIPMENT

As of December 31, 2025 and 2024, Property and Equipment, net consists of:

	December 31, 2025	December 31, 2024
Lab Equipment	$366,791	$233,411
Machinery	55,800	55,800
Computer Equipment	11,598	7,000
Furniture	3,030	3,030
Property and Equipment, at cost	437,219	299,241
Accumulated Depreciation	(190,854)	(149,433)
Property and Equipment, Net	$246,365	$149,808

Depreciation expenses for the years ended December 31, 2025 and 2024 were in the amount of $43,324 and $11,726, respectively.

5. INTANGIBLE ASSETS

As of December 31, 2025 and 2024, Intangible Assets, net consist of:

	December 31, 2025	December 31, 2024
Patents	$207,428	$127,603
Website Development Costs	131,622	104,622
Intangible Assets, at cost	339,050	232,225
Accumulated Amortization	(114,689)	(75,141)
Intangible Assets, net	$224,361	$157,084

During the years ended December 31, 2025 and 2024, the Company capitalized website development-related costs of $27,000 and $25,374 respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com. Amortization expense for the years ended December 31, 2025, and 2024 was in the amount of $39,548 and $38,502, respectively. During the years ended December 31, 2025 and 2024, write-downs for expired or obsolete patents totaled $0 and $108,424, respectively.

The following table summarizes the estimated future amortization expense for our patents and website development costs as of December 31, 2025:

Period	Patents	Website Development Costs
2026	$7,337	$21,432
2027	7,337	12,094
2028	7,337	7,985
2029	7,337	-
2030	7,337	-
Thereafter	31,468	-
Total	$68,153	$41,511

The Company additionally has $114,697 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of December 31, 2025, 1,163,142 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

Following stockholder approval in July 2024, on July 30, 2024, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:12 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of August 12, 2024. As of the effective time of the 1:12 Reverse Stock Split, every twelve (12) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 21,219,937 shares to 1,768,337 shares (not including the effects of the 1:5 Reverse Stock Split or the 1:4 Reverse Stock Split discussed below). No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. The Company issued an additional 4,675 shares of common stock on August 19, 2024 for rounding due to fractional shares (93,563 not including the effects of the 1:5 Reverse Stock Split or the 1:4 Reverse Stock Split discussed below).

Following stockholder approval in November 2024, on February 18, 2025, the Company filed an additional Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:5 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of February 24, 2025. As of the effective time of the 1:5 Reverse Stock Split, every five (5) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 7,364,554 shares to 1,472,891 shares (not including the effects of the 1:4 Reverse Stock Split discussed below). No fractional shares of common stock were issued in connection with the 1:5 Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.

Following stockholder approval in October 2025, on January 14, 2026, the Company filed an additional Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:4 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of January 20, 2026. As of the effective time of the 1:4 Reverse Stock Split, every four (4) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 5,436,441 shares to 1,359,091 shares. No fractional shares of common stock were issued in connection with the 1:4 Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. See Note 12 – Subsequent Events.

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

Common Stock

January 2024 Offering

On January 29, 2024, the Company, entered into an Underwriting Agreement with WallachBeth Capital LLC, relating to the Company’s public offering (the “January 2024 Offering”) of 21,921 units at an offering price of $92.40 per unit and 4,164 pre-funded units at an offering price of $90.00 per pre-funded unit. Each unit consisted of one share of common stock and one warrant exercisable for one share of common stock (the “January 2024 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “January 2024 Pre-Funded Warrants”) and one warrant identical to the January 2024 Warrants included in the units. The January 2024 Pre-Funded Warrants have an exercise price of $2.40 per share, were immediately exercisable beginning on January 31, 2024 until exercised in full. The January 2024 Warrants have an exercise price of $101.64 per share and are exercisable beginning on January 31, 2024 until January 31, 2029.

The Company granted WallachBeth Capital LLC a 45-day over-allotment option to purchase up to 3,289 shares of the Company’s common stock at a price of $92.40 per share and/or 3,913 January 2024 Warrants at a price of $2.40 per warrant and/or 625 January 2024 Pre-Funded Warrants at a price of $90.00 per pre-funded warrant, or any combination thereof, in all cases less the underwriting discount. WallachBeth Capital LLC partially exercised its over-allotment option with respect to 3,410 January 2024 Warrants on January 31, 2024, and purchased an additional one share of common stock at a purchase price of $90.00 per share and one January 2024 Warrant at a purchase price of $2.40 per warrant on February 14, 2024.

The Company also issued to WallachBeth Capital LLC warrants (the “January 2024 Representative Warrants”) to purchase 1,565 shares of the Company’s common stock at an exercise price of $101.64 per share. The January 2024 Representative Warrants are exercisable beginning on January 31, 2024 until January 31, 2029.

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

2024 ATM Agreement

On July 12, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “2024 ATM Agreement”) with WallachBeth Capital LLC as sales agent, to sell shares of common stock having an aggregate offering price of up to $1,253,603 from time to time, through an “at the market offering” program (the “2024 ATM Offering”). The offer and sale of shares of common stock from the ATM Offering were made pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796) contained therein which became effective on July 18, 2024. The prospectus supplement was subsequently amended four times to increase the maximum aggregate offering price under the ATM Agreement. From July 19, 2024 to August 1, 2024, the Company sold a total of 33,897 shares in the ATM Offering for gross proceeds of $1,994,583. The Company and Wallachbeth Capital LLC entered into a Waiver and Termination Agreement, agreeing to terminate the 2024 ATM Agreement effective September 3, 2025.

January 2025 Offering

On January 28, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering priced at-the-market under the rules of Nasdaq, an aggregate of 51,079 shares of common stock at a purchase price of $20.42 per share. The shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No. 333-280796). In a concurrent private placement, the Company also issued to the investors unregistered warrants (the “January 2025 Warrants”) to purchase up to an aggregate of 102,158 shares of common stock at an exercise price of $15.42 per share. The January 2025 Warrants are exercisable upon issuance, or January 30, 2025, and expire twenty-four months from the date of issuance, or January 30, 2027. The registered direct offering and concurrent private placement (together, the “January 2025 Offering”) closed on January 30, 2025, resulting in net proceeds to the Company of approximately $804,346, after deducting the placement agent fees and other offering expenses paid by the Company.

As compensation for acting as the placement agent for the January 2025 Offering, in addition to certain cash fees, the Company issued H.C. Wainwright & Co., LLC (the “Placement Agent”) warrants to purchase up to 3,833 shares of common stock at an exercise price of $25.53 (the “January 2025 Agent Warrants”). The January 2025 Agent Warrants were exercisable upon issuance and expire twenty-four months from the date of issuance.

February 2025 Offering

On February 5, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering priced at-the-market under the rules of Nasdaq, an aggregate of 75,176 shares of the Company’s common stock at a purchase price of $14.30 per share. In a concurrent private placement, the Company separately issued to the investors unregistered warrants to purchase up to an aggregate of 75,176 shares of common stock at an exercise price of $11.80 per share (the “February 2025 Warrants”). The February 2025 Warrants were immediately exercisable upon issuance and expire twenty-four months from the date of issuance. The registered direct offering and concurrent private placement (together, the “February 2025 Offering”) closed on February 6, 2025, resulting in net proceeds to the Company of approximately $908,627, after deducting the placement agent fees and other offering expenses paid by the Company.

As compensation for acting as the placement agent for the February 2025 Offering, in addition to certain cash fees, the Company issued the Placement Agent warrants to purchase up to 5,640 shares of common stock at an exercise price of $17.88 (the “February 2025 Agent Warrants”). The February 2025 Agent Warrants were exercisable upon issuance and expire twenty-four months from the date of issuance.

July 2025 Offering

On July 15, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a registered direct offering (the “July 2025 Offering”), 438,332 units at an offering price of $7.60 per unit and 219,569 pre-funded units at an offering price of $7.596 per pre-funded unit. Each unit consisted of (i) one share of common stock, (ii) one series A-1 warrant exercisable for one share of common stock (the “July 2025 A-1 Warrants”), and (iii) one series A-2 warrant exercisable for one share of common stock (the “July 2025 A-2 Warrants” and together with the July 2025 A-1 Warrants, the “July 2025 Warrants”). Each pre-funded unit consists of one pre-funded warrant exercisable for one share of common stock (the “July 2025 Pre-Funded Warrants”) and warrants identical to the July 2025 Warrants included in the units. The July 2025 Pre-Funded Warrants have an exercise price of $0.004 per share, and were immediately exercisable beginning on July 16, 2025 until exercised in full. The July 2025 A-1 Warrants have an exercise price of $7.60 per share and are exercisable beginning on July 16, 2025 until July 15, 2030. The July 2025 A-2 Warrants have an exercise price of $7.60 per share and are exercisable beginning on July 16, 2025 until January 15, 2027.

As compensation for acting as the placement agent for the July 2025 Offering, the Company also issued to H.C. Wainwright & Co., LLC warrants (the “July 2025 Placement Agent Warrants”) to purchase up to 49,342 shares of common stock. The July 2025 Placement Agent Warrants have an exercise price equal to $9.50 per share and are exercisable upon issuance, or July 16, 2025, and expire five years from the date of issuance, or July 15, 2030.

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

The common stock under the 2025 ATM Agreement was issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and a prospectus supplement dated September 5, 2025 relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement. As of December 31, 2025, 136,991 shares were issued under the 2025 ATM Agreement, resulting in net proceeds of $405,114, after deducting the placement agent fees and other offering expenses paid by the Company. See Note 12 – Subsequent Events.

Preferred Stock Conversions

During the years ended December 31, 2025 and 2024, the Company converted an aggregate of 0 and 2,323 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 0 and 3,667 shares of common stock, respectively.

Warrant Exercises

During the year ended December 31, 2025, the Company issued 315,869 shares of common stock upon the exercise of 315,869 pre-funded warrants, resulting in aggregate cash proceeds to the Company of $2,804. During the year ended December 31, 2024, the Company issued 52,792 shares of common stock upon the exercise of 52,792 pre-funded warrants, resulting in aggregate cash proceeds to the Company of $10,963.

Other Events

On April 1, 2024, the Company entered into an Amendment to the Debt Exchange Agreement with Trevally, LLC (“Trevally”), which amends the original agreement with Trevally (executed in January 2023). Pursuant to the Amendment, Trevally agreed to return 500 shares of the Company’s common stock, initially issued to Trevally in January 2023 as advance consideration for agreeing to complete the synthesis of research materials for the Company. Trevally returned the previously issued shares for no consideration on April 3, 2024. Trevally delivered the completed research materials to the Company on July 1, 2024.

Common Stock Warrants

As of December 31, 2025 and 2024, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

September 2024 Private Placement

On September 4, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor, agreeing to issue and sell in a private placement offering (the “Private Placement”) (i) pre-funded warrants to purchase 144,928 shares of common stock (the “September 2024 Pre-Funded Warrants”), (ii) series A warrants to purchase 144,928 shares of common stock (the “Series A Warrants”), and (iii) series B warrants to purchase 144,928 shares of common stock (the “Series B Warrants) at a price of $27.60 per Pre-Funded Warrant and accompanying Series A and Series B Warrants. The Private Placement closed on September 5, 2024, generating net proceeds to the Company of $3,414,502, after deducting placement agent fees and offering expenses.

The September 2024 Pre-Funded Warrants have an exercise price of $0.02 per share and were immediately exercisable on September 5, 2024 and may be exercised at any time until exercised in full. The Series A and Series B Warrants have an exercise price of $27.60 per share and were exercisable beginning on the effective date of stockholder approval to approve the issuance of the shares underlying the Series A and Series B Warrants and the September 2024 Agent Warrants, defined below, to comply with applicable listing rules and regulations of the Nasdaq Stock Market (“Stockholder Approval”), which was later received on November 6, 2024 (the “Stockholder Approval Date”). The Series A Warrants expire five years after the Stockholder Approval Date or November 6, 2029, and the Series B Warrants will expire 18 months after the Stockholder Approval Date, or May 6, 2026.

As compensation for acting as the placement agent for the Private Placement, the Company issued to H.C. Wainwright & Co., LLC warrants to purchase up to 10,870 shares of stock (the “September 2024 Agent Warrants”). The September 2024 Agent Warrants have substantially the same terms as the Series A Warrants, except that the September 2024 Agent Warrants have an exercise price equal to $34.50 per share.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2023	13,190	$1,479.86	4.47
Granted(1)	480,879	24.01	3.47
Exercised	(52,792)	0.21	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, December 31, 2024(1)	441,277	$70.37	3.26
Total exercisable, December 31, 2024(1)	441,277	$70.37	3.26

(1)

Weighted average remaining contractual life calculations exclude (i) 4,164 Pre-Funded Warrants issued January 2024 that do not have a contractual expiration date, for which 0 remained outstanding at December 31, 2024 and (ii) 144,928 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, for which 96,300 remained outstanding and were exercisable at December 31, 2024.

During the year ended December 31, 2024, the Company received aggregate cash proceeds of $10,963 upon the exercise of 4,164 January 2024 Pre-Funded Warrants and 48,628 September 2024 Pre-Funded Warrants.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the year ended December 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2024(1)	441,277	$70.37	3.26
Granted(2)	1,771,520	7.41	2.76
Exercised	(315,869)	0.009	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, December 31, 2025	1,896,928	$23.29	2.57
Total exercisable, December 31, 2025	1,896,928	$23.29	2.57

(1)

Weighted average remaining contractual life at December 31, 2024 excludes 96,300 Pre-Funded Warrants issued September 2024 that do not have a contractual expiration date, for which 0 warrants remain outstanding and exercisable at December 31, 2025.

(2)

Weighted average remaining contractual life excludes 219,569 Pre-Funded Warrants issued July 2025 that do not have a contractual expiration date, for which 0 warrants remain outstanding and exercisable at December 31, 2025.

During the year ended December 31, 2025, the Company received aggregate cash proceeds of $2,804 upon the exercise of 96,300 September 2024 Pre-Funded Warrants and 219,569 July 2025 Pre-Funded Warrants.

The following table summarizes the significant assumptions used in determining the fair value of equity classified warrants on the respective grant or reclassification dates for the years ended December 31, 2025 and 2024:

	2025	2024
Stock price	$6.56 - 16.00	$28.80 - 67.20
Exercise price	$7.60 - 25.53	$27.60 - 101.64
Risk-free interest rate	3.98% - 4.21%	3.54% - 3.98%
Expected volatility	95.00%	95.00%
Expected term (years)	1.50 - 5.00	1.50 - 5.00
Expected dividend yield	0.00%	0.00%

Series A Preferred Stock

As described in Note 8, as a result of the completion of the IPO and as required under the terms of the Knight Debt Conversion Agreement, the Company converted the entirety of the accumulated interest on the Convertible Knight Loan as of March 31, 2022 into 80,965 shares of Series A Preferred Stock. During the years ended December 31, 2025 and 2024, the Company converted an aggregate of 0 and 2,323 shares of Series A Preferred Stock, respectively, into 0 and 3,667 shares of common stock, respectively, at the applicable conversion rate detailed below.

The holders of shares of Series A Preferred Stock have the rights, preferences, powers, restrictions and limitations as set forth below.

Voting Rights - The holders of shares of Series A Preferred Stock are not entitled to any voting rights.

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the year ended December 31, 2024, accrued dividends on outstanding shares of Series A Preferred Stock totaled $483,301. During the year ended December 31, 2025, dividends in the amount of $501,056 accrued on outstanding shares of Series A Preferred Stock. As of December 31, 2025, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $1,205,071. To date, the Company has not declared or paid any dividends.

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

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series A Preferred Stock (but unchanged as a result of the Reverse Stock Splits impacting the common stock on August 12, 2024, February 24, 2025, and January 20, 2026) (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, or $1,200 per share, as adjusted for the Reverse Stock Splits, or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

7. DEBT

SBA COVID-19 EIDL

On May 14, 2020, the Company received COVID-19 EIDL lending from the Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of December 31, 2025 and 2024 is $152,775 and $155,891, respectively. The current maturity at December 31, 2025 is $8,772 and the long-term liability is $144,003 ($8,772 and $147,119 at December 31, 2024, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2026	$713
2027	3,229
2028	3,337
2029	3,480
2030	3,612
Thereafter	135,629
Total	$150,000

8. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations within other income (expense), net as the change in fair value of derivative liabilities.

As of December 31, 2025 and 2024, derivative liabilities consist of the contingent milestone payment due to Knight Therapeutics, Inc. (“Knight”), a former lender of the Company, as required by the Debt Conversion Agreement executed between the Company and Knight on January 9, 2023, as subsequently amended (the “Knight Debt Conversion Agreement”). Key points of this agreement were as follows:

•         The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of principal and accumulated interest. As a result of the completion of the IPO, the cumulative outstanding principal as of March 31, 2022 converted into 4,619 shares of common stock (representing 19.9% ownership of the Company’s common stock after giving effect to the IPO), and the entirety of the accumulated interest as of March 31, 2022 converted into 80,965 shares of Series A Preferred Stock, in full satisfaction of the Company’s obligations with respect to the outstanding principal and accumulated interest.

•         The Parties agreed that the Company will make a milestone payment of $10 million to Knight if, after the IPO, the Company sells Arakoda™ or if a Change of Control (as per the definition included in the original loan agreement dated on December 10, 2015) occurs, provided that the purchaser of Arakoda™ or individual or entity gaining control of the Borrower is not the Lender or an affiliate of the Lender.

•         For the period ending upon the earlier of (i) 10 years after the closing of the IPO, or (ii) the conversion or redemption in full of the Series A Preferred Stock, the Company will pay to Knight a royalty equal to 3.5% of the Company’s net sales (the “Royalty”) on a quarterly basis, where “Net Sales” has the same meaning as in the Company’s license agreement with the U.S. Army for tafenoquine.

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

The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment. The valuation model uses significant unobservable inputs (Level 3), incorporating management’s assumptions regarding the timing and probability of discrete potential exit scenarios, forward interest rate curves, and a weighted average cost of capital based on implied and market yields to discount expected cash flows.

The valuation of the contingent milestone payment requires significant judgment and is sensitive to changes in assumptions related to the expected timing of payment, the likelihood of potential exit scenarios, and the selected discount rate. In developing these assumptions, management considers various qualitative and quantitative factors, including the anticipated progression toward clinical, commercial, and profitability milestones and the potential for a strategic transaction following achievement of each milestone. These factors are evaluated collectively to assess the probability‑weighted timing of the contingent payment under each potential exit scenario reflected in the valuation. As of December 31, 2025 and 2024, the discount rates applied in the valuation were 12.49% and 11.65%, respectively.

Changes in any of the assumptions used in the valuation could result in a materially different fair value measurement and, as a result, could lead to materially different gains or losses recognized in the Consolidated Statements of Operations and Comprehensive Loss upon recurring remeasurement.

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2025:

Contingent Milestone Payment
Derivative liabilities - December 31, 2024	$640,830
Change in fair value	(266,089)
Derivative liabilities - December 31, 2025	$374,741

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the year ended December 31, 2024:

Contingent Milestone Payment
Derivative liabilities - December 31, 2023	$2,306,796
Change in fair value	(1,665,966)
Derivative liabilities - December 31, 2024	$640,830

Changes in the fair value of derivative liabilities are included as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2025 and 2024, the Company recorded a net gain on the change in the fair value of derivative liabilities of $266,089 and $1,665,966, respectively.

9. INCOME TAXES

Loss before provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	For the Year Ended December 31,
	2025	2024
United States	$(6,908,764)	$(7,372,282)
Foreign	(459,561)	(583,381)
Total Loss before Income Taxes	$(7,368,325)	$(7,955,663)

The components of the provision (benefit) for income taxes consisted of the following:

For the Year Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current provision (benefit)	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision (benefit)	-	-
Total Benefit	$-	$-

The reconciliation between income taxes computed at the U.S. statutory income tax rate to the Company’s provision (benefit) for income taxes for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows:

	For the Year Ended December 31,
	2025
Benefit for income taxes at 21% rate	$(1,547,348)	21.0%
State income taxes, net of federal benefit	-	0.0
Foreign tax effects
Australia
Change in valuation allowance	88,925	(1.2)
Other items	7,582	(0.1)
Non-taxable or non-deductible items	(63,020)	0.9
Stock-based compensation	45,544	(0.6)
Tax credits	(90,670)	1.2
Change in valuation allowance	1,558,987	(21.2)
Other items	-	-
Benefit for Income Taxes	$-	0.0%

The reconciliation between income taxes computed at the U.S. statutory income tax rate to the Company’s provision (benefit) for income taxes for the year ended December 31, 2024, before the adoption of ASU 2023-09, is as follows:

	For the Year Ended December 31,
	2024
Benefit for income taxes at 21% rate	$(1,670,637)	21.0%
State income taxes, net of federal benefit	(588,221)	7.4
Tax credits	(437,296)	5.5
Impact of non-U.S. earnings	(22,103)	0.3
Permanent differences	(347,008)	4.4
Other reconciling items, net	30,411	(0.4)
Change in valuation allowance	3,034,854	(38.1)
Benefit for Income Taxes	$-	0.00%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry-forward	$6,557,593	$4,191,575
Tax credits	527,966	437,296
Non-deductible reserves	75,213	44,733
Capitalized R&D costs	975,924	1,268,685
Share-based compensation	58,890	41,830
Other temporary differences	1,374	-
Gross deferred tax assets	8,196,960	5,984,119
Less valuation allowance	(8,151,443)	(5,915,350)
Total deferred tax assets, net of valuation allowance	45,517	68,769
Deferred tax liabilities:
Fixed asset depreciation	(10,865)	(2,783)
Prepaid expenses	(34,652)	(65,986)
Total deferred tax liabilities	(45,517)	(68,769)
Net deferred tax liabilities	$-	$-

The valuation allowance increased by $2,236,093 during 2025. In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realization of deferred tax assets. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. The Company has determined that it is more likely than not that the Company will not recognize the benefits of the U.S. Federal, state and net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of December 31, 2025 and December 31, 2024.

At December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of approximately $17,028,834 and $17,026,834 respectively, and U.S. federal tax credits of $527,966. At December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $9,235,194 and $9,234,194 respectively, and U.S. federal tax credits of $437,296. The U.S. federal and state net operating losses carryforward indefinitely but may only be used to offset 80% of annual taxable income due to the Tax Cuts and Jobs Act. The U.S. federal tax credits begin to expire in 2042. The Company had $7,487,256 and $6,601,381 of foreign net operating loss carryforwards which carryforward indefinitely at December 31, 2025 and December 31, 2024, respectively.

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

The Company conducts business globally and, as a result, it files income tax returns in U.S. federal and state jurisdictions and in Australia. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the world. The tax years that remain subject to examination by major tax jurisdictions include the years ended December 31, 2022, 2023, 2024 and 2025. As of December 31, 2025, the Company is not under income tax examination in any jurisdiction.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax examinations. As of December 31, 2025 and December 31, 2024, no reserves for uncertain tax positions have been established.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2025 and December 31, 2024 the Company did not recognize interest and penalties related to unrecognized tax benefits.

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Research and Development	$-	$3,227,300
General and Administrative Expenses	456,344	381,348
Total Share-Based Compensation Expense Included in Operating Expenses	$456,344	$3,608,648

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. Additionally, on July 16, 2024, November 6, 2024, and October 8, 2025 the Company’s stockholders approved an increase to the number of shares available under the 2022 Plan by 20,834 shares, 25,000 shares, and 62,500 shares, respectively. As of December 31, 2025, the number of remaining shares available for issuance under the 2022 Plan is equal to 68,760.

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

The following table summarizes the significant assumptions used in determining the fair value of options granted during the years ended December 31, 2025 and 2024:

	2025	2024
Weighted-average grant date fair value	$15.24	$35.12
Risk-free interest rate	3.54%-4.36%	3.62%-4.17%
Expected volatility	90.00%-107.65%	86.00%-87.00%
Expected term (years)	3.50-4.50	6.41-10.00
Expected dividend yield	0.00%	0.00%

The following table summarizes the Company’s stock option activities during the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding, December 31, 2024	4,414	$257.15	$-	9.38
Granted	38,000	21.91	-	7.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding, December 31, 2025	42,414	$46.39	$-	6.41

Options vested and exercisable, December 31, 2025	21,940	$47.18	$-	6.49

The following table summarizes the Company’s stock option activities during the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding, December 31, 2023	160	$1,272.00	$-	4.53
Granted	4,254	218.98	-	10.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding, December 31, 2024	4,414	$257.15	$-	9.38

Options vested and exercisable, December 31, 2024	1,114	$466.91	$-	8.73

The aggregate intrinsic value in the tables above reflects the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options. The intrinsic value of stock options changes based on the price of the Company’s common stock.

On July 16, 2024, the effective date of shareholder approval to increase the number of shares available under the 2022 Plan, the Company determined that the grant date criteria (as defined in ASC 718) was met, and therefore granted 3,212 stock options to certain directors, executives, and non-employees, in accordance with the terms of the individuals’ employment or directors’ agreements, as applicable. On September 26, 2024, the Board of Directors approved the grant of an additional 1,042 stock options to an executive.

In December 2024, the Board approved the grant of a total of 30,000 stock options to two executives at a per share exercise price equal to the closing price of our common stock on January 2, 2025. On January 2, 2025, the Company determined that the grant date criteria (as defined in ASC 718) was met, and therefore granted of a total of 30,000 stock options to executives. On October 21, 2025, the Company’s Board of Directors approved the grant of 8,000 non-qualified stock options to each of the four directors (2,000 options per director) at a per share exercise price of $5.84. These stock options were fully vested on the date of grant and have a term of seven years.

For the year ended December 31, 2025, the Company recognized $279,873 of compensation expense related to stock option awards ($32,767 for the year ended December 31, 2024). No stock options were exercised, forfeited, or expired during the period presented. As of December 31, 2025, the Company had $415,553 of unrecognized share-based compensation expense related to unvested options that is expected to be recognized over a weighted-average period of approximately 3.00 years.

Annual Performance Bonus

In December 2024, the Board approved the payment of 2024 performance bonuses to executives of the Company. Each executive was provided the option of receiving up to $20,000 in cash, with the remainder paid in shares of common stock determined based on the closing market price on January 2, 2025. All shares issued are eligible for net settlement up to the maximum allowable amount according to the IRS of 22%. As the number of shares is variable, the Company determined this represents a liability for the fixed monetary amount that will be settled in shares. On January 20, 2025, the Company issued a total of 3,953 shares of common stock to the executives in settlement of the share-based portion of the 2024 performance bonuses. Approximately 688 shares were withheld to cover payroll tax withholdings. As of December 31, 2024, the share-based liability amounted to $121,544, which was presented as a component of Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheet.

Share-Based Payments to Vendors for Services

In 2023, the Company issued shares of common stock as share-based payments to certain vendors in exchange for services to be rendered to the Company in the future. For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments as a prepaid asset on the grant date, as defined in ASC 718. The corresponding cost is expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. As of December 31, 2025, the unamortized balance of prepaid assets related to these share-based payments for which the grant date criteria has been met is $195,887, which is presented as a component of Prepaid and Other Assets on the accompanying Consolidated Balance Sheet. Of this amount, $66,177 will be recognized ratably over the remaining service period through May 15, 2026. The remaining $129,710 will be recognized as the related research and development services are provided, which the Company estimates will occur within one year.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

11. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company is a party to a single lease with CXI Corp for its office space located in Washington, DC, which was most recently renewed in December 2025 for an additional one-year term that expires on March 31, 2027. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs. Operating lease costs, including short-term leases, were in the amount of $20,350 and $28,867 for the years ended December 31, 2025 and 2024, respectively.

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

In October 2025, the Company granted a total of 8,000 non-qualified stock options to each member of the Company’s Board of Directors (2,000 options per director) at a per share exercise price of $5.84. These stock options were fully vested on the date of grant and have a term of seven years.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Contingent Compensation

Following the Company’s IPO and the conversion of the outstanding debt pursuant to the Knight Debt Conversion Agreement, as discussed in Note 8, the Company is obligated to pay Knight a contingent milestone payment of $10 million if the Company sells Arakoda™ or if a Change of Control occurs. The Company accounts for the contingent milestone payment as a derivative liability (See Note 8).

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

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), pursuant to which the Company obtained a license to research and commercialize certain patent applications covering jointly developed inventions related to the use of tafenoquine for treatment and/or prevention of babesiosis. (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) of tafenoquine products sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales of tafenoquine products sold in a format not labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make payments equal to 20% of the revenue received by the Company for sales of tafenoquine products sold in a format labeled for use in the treatment of babesiosis or 10% of the revenue received for sales of tafenoquine that are sold in a format not labeled for use in the treatment of babesiosis. As of December 31, 2025, the royalty period has not commenced, thus no accruals have been made.

(e) Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2026, which is the date the consolidated financial statements were issued.

2025 ATM Agreement

Pursuant to the 2025 ATM Agreement described in Note 6, between January 1, 2026 and January 22, 2026, the Company sold an aggregate of 418,602 shares at a weighted average price per share of $2.07, generating net proceeds to the Company of $834,705, after deducting commissions and certain other offering expenses.

1:4 Reverse Stock Split

On January 14, 2026, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:4 Reverse Stock Split. On January 20, 2026, the Company effected the 1:4 Reverse Stock Split of its common stock, and our common stock began trading on The Nasdaq Capital Market on a split adjusted basis. See Notes 2 and 6 for further details.

The Company’s stockholders approved a reverse stock split at a ratio ranging from 1:3 to 1:10 at the 2025 Annual Stockholders Meeting on October 8, 2025, and subsequently on December 17, 2025, the Company’s Board of Directors approved the implementation of the reverse stock split at a ratio of 1:4.

As of the effective time of the 1:4 Reverse Stock Split, every four (4) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 5,436,441 shares to 1,359,091 shares. The 1:4 Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the 1:4 Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.

Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated financial statements have been retroactively adjusted, as appropriate, to reflect the 1:4 Reverse Stock Split (as well as the 1:5 Reverse Stock Split in February 2025 and the 1:12 Reverse Stock Split in August 2024), including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Nasdaq Delisting Notice

On January 20, 2026, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq staff has determined to delist the Company’s common stock and warrants from The Nasdaq Capital Market because the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2). The Company paid the $20,000 for the hearing fee and requested an appeal with Nasdaq, pursuant to the Notice, which stayed the suspension of trading and the filing of the Form 25-NSE pending the Panel’s decision.

On February 11, 2026, the Company was notified by Nasdaq that the Company regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements. As a result, the hearing before the Nasdaq Hearings Panel that had been scheduled for February 19, 2026, has been cancelled, and this matter was closed. The Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market.

March 2026 ATM Agreement

On March 2, 2026, the Company filed a prospectus supplement pursuant to Rule 424(b)(5) (the “2026 ATM Prospectus Supplement”) in connection with the Company’s At-The-Market Offering Agreement, with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may, from time to time, offer and sell additional shares of its common stock having aggregate sales proceeds of up to $1,308,000 (the “2026 ATM Prospectus Supplement ”). The 2026 ATM Prospectus Supplement was subsequently amended on March 11, 2026, to increase the maximum aggregate offering price under the 2026 ATM Offering by $981,000 (the “2026 ATM Prospectus Supplement Amendment,” and together with the 2026 ATM Prospectus Supplement the “2026 ATM Offering”).

As compensation for acting as the sales agent for the 2026 ATM Offering, Wainwright is entitled to a commission of 3.0% of the gross proceeds from the sales of shares in the 2026 ATM Offering.

The common stock that may be sold pursuant to the 2026 ATM Prospectus Supplement will be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and the 2026 ATM Prospectus Supplement relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Between March 2, 2026 and March 25, 2026, the Company sold an aggregate of 1,055,106 shares at a weighted average price per share of $2.49 generating net proceeds to the Company of $2,545,297, after deducting commissions and certain other offering expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). As of December 31, 2025, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the existence of material weaknesses in our internal control over financial reporting. These material weaknesses are described below:

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

Management has undertaken a remediation plan to address these material weaknesses. During the year ended December 31, 2025, we continued to enhance our internal control over financial reporting through various initiatives, including investing in information technology systems, enhancing the organizational structure, providing guidance and training to employees and further developing detailed policies and procedures.

We expect to remediate these material weaknesses in the first half of 2026. However, there may be additional material weaknesses identified that could require additional time and resources to remediate. We remain committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers, directors and director nominees as of March 30, 2026.

Name	Age	Position	Director Since
Geoffrey Dow	52	Chief Executive Officer, President and Director	June 1, 2022
Tyrone Miller	51	Chief Financial Officer
Kristen Landon	59	Chief Commercial Officer
Charles Allen	50	Director	July 11, 2023
Cheryl Xu	58	Director	July 11, 2023
Stephen Toovey	72	Director	July 11, 2023
Paul Field	63	Director	July 11, 2023

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

Director Independence

Our Board is composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

•         the director is, or at any time during the past three (3) years was, an employee of the company;

•         the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•         the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

•         the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

•         the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit

Under such definitions, our Board has undertaken a review of the independence of each director and director nominee. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Charles Allen, Stephen Toovey and Paul Field, are independent directors of the Company.

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

Audit Committee

We have established the Audit Committee consisting of Charles Allen, who is the Chairman of the Audit Committee, Stephen Toovey and Paul Field. Charles Allen qualifies as an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our Board adopted an Audit Committee Charter on March 16, 2023, of which was deemed effective as of July 11, 2023. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•         reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

•         discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•         discussing with management major risk assessment and risk management policies;

•         monitoring the independence of the independent auditor;

•         verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•         reviewing and approving all related-party transactions;

•         inquiring and discussing with management our compliance with applicable laws and regulations;

•         pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•         appointing or replacing the independent auditor;

•         determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•         establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•         approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Compensation Committee

We have established the Compensation Committee, which is composed exclusively of independent directors consisting of Paul Field, who is the Chairman of the Compensation Committee, Charles Allen and Stephen Toovey. Each member of the Compensation Committee is a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Our Board adopted a Compensation Committee Charter on March 16, 2023, which was deemed effective as of July 11, 2023. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•         reviews, approves and determines, or makes recommendations to our Board regarding the compensation of our executive officers;

•         administers our equity compensation plans;

•         reviews and approves, or makes recommendations to our Board, regarding incentive compensation and equity compensation plans; and

•         establishes and reviews general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established the Nominating and Corporate Governance Committee, which is composed exclusively of independent directors consisting of Stephen Toovey, who is the Chairman of the Nominating and Corporate Governance Committee, Charles Allen and Paul Field. Our Board adopted a Nominating and Corporate Governance Committee Charter on March 16, 2023, of which was deemed effective as of July 11, 2023. The Nominating and Corporate Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

•         identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board;

•         evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate; and

•         corporate governance matters.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

•         been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•         had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

•         been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•         been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•         been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•         been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2025, the Board met from time to time informally and acted by written consent on numerous occasions.

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

BOARD DIVERSITY MATRIX

	As of December 31, 2025				As of December 31, 2024
Total Number of Directors:	5				5
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender	Female	Male	Non-Binary	Did Not Disclose

Directors	1	4	-	-	1	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-	-	-	-	-
Alaskan Native or American Indian	-	-	-	-	-	-	-	-
Asian	1	-	-	-	1	-	-	-
Hispanic or Latino	-	-	-	-	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-	-	-	-	-
White	-	3	-	-	-	3	-	-
Two or More Races or Ethnicities	-	1	-	-	-	1	-	-
LGBTQ+	-	-	-	-	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-	-	-	-	-

Insider Trading Policy

We adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and other covered persons. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with applicable federal securities laws.

Item 11. Executive Compensation.

The following table summarizes compensation for the years ended December 31, 2025, 2024, and 2023 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, and up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (m)(2)(ii) of Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Base Salary ($)(1)	Cash Bonus ($)		Stock Bonus ($)	Option Award ($)(2)	Total
Geoffrey Dow	2025	$250,000	$		$-	$477,750	$727,750
President and Chief Executive Officer	2024	228,000		20,000	24,175	51,250	323,425
(Principal Executive Officer)	2023	125,555		-	-	-	125,555
Tyrone Miller	2025	$215,000	$		$-	$68,250	$283,250
Chief Financial Officer	2024	204,000		20,000	19,525	41,000	284,525
(Principal Financial and Accounting Officer)	2023	135,632		-	-	-	135,632
Kristen Landon	2025	$300,000		$11,791	$-	$-	$311,791
Chief Commercial Officer	2024	300,000		113,570	38,125	19,167	470,862
	2023	-		-	-	-	-

(1)	We periodically review, and may increase, base salaries in accordance with our normal annual compensation review for each of our named executive officers.
(2)

Represents the aggregate grant date fair value of options granted during the fiscal year, computed in accordance with FASB ASC Topic 718. Company to confirm salary and bonus amounts for 2025 in table below.

Equity Awards

On July 12, 2023, Dr. Dow was granted a five-year option to purchase a cumulative total of no more than 1,250 shares of our common stock over five years, vesting on the last day of each quarter in each calendar year for five years and (ii) Mr. Miller was granted a five-year option to purchase a cumulative total of no more than 1,000 shares of our common stock vesting on the last day of each quarter in each calendar year for five years. The per share exercise price of the options was initially equal to the per share closing price of our common stock on the date of grant and had a cashless exercise provision. In November 2023, the Board reset the exercise price of the options to be equal to $240.00 and modified the vesting provisions of the option to vest annually in equal tranches over five years, rather than quarterly, with the first vesting date being December 31, 2024. The initial grant and subsequent amendment of these options was contingent upon the stockholders of the Company approving the amendment to the exercise price of the options and approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan. As of that date, Dr. Dow and Mr. Miller’s option grants, as subsequently amended, were considered effective.

In February 2024, subject to and contingent upon the stockholders of the Company approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan, we granted Ms. Landon a five-year option to purchase a total of 1,042 shares of our common stock with a per share exercise price to be determined by the Board on the date of grant. The options had a cashless exercise price and vest annually over five years, with the first vesting date being December 31, 3024. On September 26, 2024, the Board approved the grant of the options to Ms. Landon at a per share exercise price of $27.40.

In December 2024, the Board approved the grant of 26,250 options to Dr. Dow and 3,750 options to Mr. Miller as equity-based long-term incentive awards, which vest in five equal tranches on the last date of each fiscal year over five years, with the first vesting date being December 31, 2024. The options were granted on January 2, 2025 with a per share exercise price of $26.20, the closing stock price on the grant date, and have a seven-year term.

Employment Agreements

Dow Employment Agreement. We entered into an Employment Agreement dated as of January 12, 2023, with Geoffrey Dow (the “Dow Employment Agreement”), our Chief Executive Officer and Chairman of our Board. The term of the Dow Employment Agreement began on January 12, 2023 for an initial period of two years, with subsequent automatic renewals unless either party thereto provides notice to terminate at least 90 days prior to the applicable renewal date. The Dow Employment Agreement initially provided Dr. Dow an annual base salary of $228,000 (increased to $250,000 for fiscal year 2025), bonuses to the extent certain events occur or if applicable performance goals are met and employee benefits that are generally given to our senior executives. Contingent on the receipt of shareholder approval to increase the number of shares available under the 2022 Plan, Dr. Dow was granted a five-year option to purchase a cumulative total of no more than 1,250 shares of our common stock, vesting on the last day of each quarter in each calendar year over five years. The per share exercise price of the option was initially equal to the per share closing price of our common stock on the date of the initial public offering and shall have a cashless exercise provision. In November 2023, the Board reset the exercise price of the option to be equal to $240.00 and modified the vesting provisions of the option to vest annually in equal tranches over five years, rather than quarterly, with the first vesting date being December 31, 2024. The initial grant and subsequent amendment of Dr. Dow’s options was contingent upon the stockholders of the Company approving the amendment to the exercise price of the options and approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan. As of that date, Dr. Dow’s option grant, as subsequently amended, was considered effective.

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

Miller Employment Agreement. We entered into an Employment Agreement dated as of January 12, 2023 with Tyrone Miller (the “Miller Employment Agreement”), our Chief Financial Officer. The term of the Miller Employment Agreement began on January 12, 2023 and will continue for a period of two years, with subsequent automatic renewals unless either party thereto provides notice to terminate at least 90 days prior to the applicable renewal date. The Miller Employment Agreement initially provided Mr. Miller an annual base salary of $204,000 (increased to $215,000 for fiscal year 2025), bonuses to the extent certain events occur or if applicable performance goals are met and employee benefits that are generally given to our senior executives. Contingent on the receipt of shareholder approval to increase the number of shares available under the 2022 Plan, Mr. Miller was granted a five-year option to purchase a cumulative total of no more than 1,000 shares of our common stock, vesting on the last day of each quarter in each calendar year over five years. The per share exercise price of the option was initially equal to the per share closing price of our common stock on the date of the initial public offering and shall have a cashless exercise provision. In November 2023, the Board reset the exercise price of the option to be equal to $240.00 and modified the vesting provisions of the option to vest annually in equal tranches over five years, rather than quarterly, with the first vesting date being December 31, 2024. The initial grant and subsequent amendment of Mr. Miller’s options was contingent upon the stockholders of the Company approving the amendment to the exercise price of the options and approving the amendment to the 2022 Plan to increase the number of shares available under the 2022 Plan in order to comply with Listing Rule 5635(c) of The Nasdaq Stock Market LLC. On July 16, 2024, the Company’s stockholders approved the proposal to increase the number of shares available under the 2022 Plan. As of that date, Mr. Miller’s option grant, as subsequently amended, was considered effective.

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

Landon Employment Agreement. We entered into an Employment Agreement dated as of February 7, 2024 with Kristen Landon (the “Landon Employment Agreement”), our Chief Commercial Officer. The term of the Landon Employment Agreement began on February 12, 2024 and will continue at will, meaning that Ms. Landon or the Company may terminate the employment relationship at any time, with or without cause, and with or without notice and for any reason or no particular reason. The Landon Employment Agreement provides Ms. Landon an annual base salary of $300,000, sales bonuses and bonuses to the extent certain events occur or if applicable performance goals are met and employee benefits that are generally given to our senior executives. Contingent on the receipt of shareholder approval to increase the number of shares available under the 2022 Plan, Ms. Landon was granted a five-year option to purchase a total of 1,042 shares of our common stock with a per share exercise price to be determined by the Board on the date of grant. The options had a cashless exercise price and vest annually over five years, with the first vesting date being December 31, 3024. On September 26, 2024, after the receipt of stockholder approval to increase the number of shares available under the 2022 Plan, the Board approved the grant of the options to Ms. Landon at a per share exercise price of $27.40.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options, exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Geoffrey Dow, President and Chief Executive Officer (Principal Executive Officer)(1)	500	-	750	$240.00	July 16, 2034	-	$-
	10,500	-	15,750	$26.20	January 2, 2032	-	$-
Tyrone Miller, Chief Financial Officer (Principal Financial and Accounting Officer)(2)	400	-	600	$240.00	July 16, 2034	-	$-
	1,500	-	2,250	$26.20	January 2, 2032	-	$-
Kristen Landon, Chief Commercial Officer(3)	418	-	624	$27.40	September 26, 2034	-	$-

(1)

Dr. Dow’s option grant to purchase a total of 1,250 shares of our common stock vests annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024, and Dr. Dow’s option grant to purchase a total of 26,250 shares of our common stock vests annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024.

(2)

Mr. Miller’s option grant to purchase a total of 1,000 shares of our common stock vests annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024, and Mr. Miller’s option grant to purchase a total of 3,750 shares of our common stock vests annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024.

(3)

Ms. Landon’s option grant to purchase a total of 1,042 shares of our common stock vests annually on the last date of each fiscal year in five equal tranches, with the first vesting date being December 31, 2024.

2022 Equity Incentive Plan

Overview

On November 22, 2022, our Board and our stockholders approved the 60 Degrees Pharmaceuticals, Inc. 2022 Equity Incentive Plan. The 2022 Plan governs equity awards to our employees, directors, officers, consultants and other eligible participants. Initially, the maximum number of shares of our common stock that may be subject to awards under the 2022 Plan was equal to 995. The 2022 Plan provides for an automatic increase in the number of shares available for issuance beginning on January 1, 2023 and each January 1 thereafter, by 4% of the number of outstanding shares of common stock on the immediately preceding December 31, or such number of shares as determined by the Board of Directors. As of March 30, 2026, the Board has reserved 162,889 shares of common stock issuable upon the grant of awards under the Plan, of which 115,284 shares remain available for issuance.

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

Board Compensation

In November and December 2022, we signed agreements with four directors (Cheryl Xu, Paul Field, Charles Allen and Stephen Toovey). Each director receives cash compensation of $11,250 per quarter. In addition, the two non-audit committee chairs (Mr. Toovey and Mr. Field) receive $1,250 per quarter and the audit committee chair (Mr. Allen) receives an additional $2,000 per quarter. On July 11, 2023, each director received (i) a one-off issuance of 42 shares of common stock, (ii) a fully vested, non-qualified option to purchase 40 shares of common stock at a per share exercise price of $1,272.00, and (iii) 17 restricted stock units vesting in two even quarterly tranches on September 30, 2023 and December 31, 2023. Contingent on the receipt of shareholder approval to increase the number of shares authorized under the 2022 Plan, each director was entitled to receive 32 additional non-qualified options at a per share exercise price of $1,272.00, vesting 100% on the first anniversary of our IPO. On July 16, 2024, our stockholders approved the proposal to increase the number of shares available under the 2022 Plan and on such date, the directors’ additional option grants were considered effective and were fully vested on the date of grant. In November 2024, the Board approved a cash payment of $20,000 to each non-executive director in lieu of equity-based fees for 2024 services. On October 21, 2025, the Board approved the grant of 8,000 stock options to each of the four directors (2,000 per director) at a per share exercise price of $5.84. These stock options were fully vested on the date of grant and have a term of seven years.

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

Director Compensation

As of December 31, 2025

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Charles Allen	53,000	-	8,240	-	-	61,240
Cheryl Xu	45,000	-	8,240	-	-	53,240
Stephen Toovey	50,000	-	8,240	-	-	58,240
Paul Field	50,000	-	8,240	-	-	58,240

(1)	Represents the aggregate grant date fair value of options granted during the fiscal year, computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our equity interests as of March 27, 2026 by:

•         each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•         our Named Executive Officers;

•         each of our directors; and

•         all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to our securities as of March 30, 2026. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 30, 2026 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Title	Number of Shares Beneficially Owned		Percent of Class
Officers and Directors
Geoffrey Dow	President, Chief Executive Officer and Director	27,825	(2)	1.05%
Tyrone Miller	Chief Financial Officer	3,219	(3)	*
Kristen Landon	Chief Commercial Officer	1,553	(4)	*
Charles Allen	Director	2,131	(5)	*
Cheryl Xu	Director	6,026	(6)	*
Stephen Toovey	Director	2,131	(7)	*
Paul Field	Director	2,131	(8)	*
Officers and Directors as a Group (total of 7 persons)		45,016		1.69%

*	Less than 1%

(1)

Percentages based on 2,636,788 shares of common stock issued and outstanding as of March 30, 2026 plus shares of common stock the person has the right to acquire within 60 days thereafter. Unless otherwise indicated, the principal address of the named executives and directors is c/o 1025 Connecticut Avenue NW Suite 1000, Washington, D.C. 20036. On January 20, 2026, the Company effectuated a 1-for-4 Reverse Stock Split of its outstanding common stock. Accordingly, all share numbers presented in this table have been adjusted to reflect the Reverse Stock Split.

(2)

Includes (i) 14,001 shares of our common stock held in the name of Geoffrey Dow, (ii) 2,780 shares of common stock held by the Geoffrey S. Dow Revocable Trust (the “Dow Trust”), of which Geoffrey Dow is the trustee and has control over the voting and disposition of the shares of common stock held by the Dow Trust, (iii) 44 shares of common stock issuable upon exercise of warrants issued to the Geoffrey S. Dow Revocable Trust, (iv) 500 shares underlying fully vested options exercisable into common stock at a per share exercise price of $240.00, and (v) 10,500 shares underlying fully vested options exercisable into common stock at a per share exercise price of $26.20.

(3)

Includes (i) 1,319 shares of our common stock held in the name of Tyrone Miller, (ii) 400 shares underlying fully vested options exercisable into common stock at a per share exercise price of $240.00 and (iii) 1,500 shares underlying fully vested options exercisable into common stock at a per share exercise price of $26.20.

(4)

Ms. Landon beneficially owns a total of 1,553 shares of common stock, of which includes (i) 1,135 shares of common stock held in the name of Ms. Landon, and (ii) 418 shares underlying fully vested options exercisable into common stock at a per share exercise price of $27.40.

(5)

Mr. Allen beneficially owns a total of 2,131 shares of common stock, of which includes (i) 59 shares of common stock held in the name of Mr. Allen, (ii) 72 shares underlying fully vested options exercisable into common stock at a per share exercise price of $1,272.00, and (iii) 2,000 shares underlying fully vested options exercisable into common stock at a per share exercise price of $5.84.

(6)

Ms. Xu beneficially owns a total of 6,026 shares of common stock, of which includes (i) 3,954 shares of common stock held in the name of Ms. Xu, (ii) 72 shares underlying fully vested options exercisable into common stock at a per share exercise price of $1,272.00, and (iii) 2,000 shares underlying fully vested options exercisable into common stock at a per share exercise price of $5.84.

(7)

Mr. Toovey beneficially owns a total of 2,131 shares of common stock, of which includes (i) 59 shares of common stock held in the name of Mr. Toovey, (ii) 72 shares underlying fully vested options exercisable into common stock at a per share exercise price of $1,272.00, and (iii) 2,000 shares underlying fully vested options exercisable into common stock at a per share exercise price of $5.84.

(8)

Mr. Field beneficially owns a total of 2,131 shares of common stock, of which includes (i) 42 shares of common stock held by the Field Family Trust, of which Mr. Field is a trustee and has control over the voting and disposition of the shares of common stock held by the Field Family Trust, (ii) 17 shares of common stock held in the name of Mr. Field, (iii) 72 shares underlying fully vested options exercisable into common stock at a per share exercise price of $1,272.00, and (iv) 2,000 shares underlying fully vested options exercisable into common stock at a per share exercise price of $5.84.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accountant Fees and Services.

During the years ended December 31, 2025 and 2024, we engaged RBSM LLP as our independent registered public accounting firm. For the years ended December 31, 2025 and 2024, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees(1)	$163,000	$163,069
Audit-Related Fees(2)	116,576	60,000
Tax Fees	-	-
All Other Fees	-	-
Total	$279,576	$223,069

(1)	Audit fees consist of fees relating to the audit of the Company’s annual consolidated financial statements and reviews of interim condensed consolidated financial statements.

(2)	Audit-related fees consisted of reviews of the Company’s registration statements, consents, and the completion of comfort letter procedures associated with the Company’s securities offerings.

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.

Financial Statements: The following Financial Statements and Supplementary Data of 60 Degrees Pharmaceuticals, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•         Audited Consolidated Balance Sheets at December 31, 2025 and 2024;

•         Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024;

•         Audited Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024;

•         Audited Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and

•         Notes to Audited Consolidated Financial Statements.

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

60 DEGREES PHARMACEUTICALS, INC.

Dated: March 30, 2026	By:	/s/ Geoffrey Dow
Geoffrey Dow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Geoffrey Dow	President, Chief Executive Officer and Director	March 30, 2026
Geoffrey Dow	(Principal Executive Officer)

/s/ Tyrone Miller	Chief Financial Officer	March 30, 2026
Tyrone Miller	(Principal Financial and Accounting Officer)

/s/ Charles Allen	Director	March 30, 2026
Charles Allen

/s/ Cheryl Xu	Director	March 30, 2026
Cheryl Xu

/s/ Stephen Toovey	Director	March 30, 2026
Stephen Toovey

/s/ Paul Field	Director	March 30, 2026
Paul Field