Form 10-Q
period 2026-03-31
60 DEGREES PHARMACEUTICALS, INC.
filed 2026-05-15
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 15, 2026, the registrant had a total of 2,659,288 shares of its common stock, par value $0.0001 per share, issued and shares outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2026	December 31,
	(Unaudited)	2025
ASSETS:
Current Assets:
Cash and Cash Equivalents	$3,337,760	$1,510,065
Accounts Receivable	335,836	509,644
Prepaid and Other Assets	1,676,270	978,131
Short-Term Investments	-	1,240,721
Inventory (Note 3)	910,603	656,924
Total Current Assets	6,260,469	4,895,485
Property and Equipment, net (Note 4)	259,665	246,365
Other Assets:
Intangible Assets, net (Note 5)	243,212	224,361
Total Other Assets	243,212	224,361
Total Assets	$6,763,346	$5,366,211
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,487,590	$1,459,279
SBA EIDL (including accrued interest) (Note 7)	8,772	8,772
Derivative Liabilities (Note 8)	379,308	374,741
Total Current Liabilities	1,875,670	1,842,792
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 7)	143,197	144,003
Total Long-Term Liabilities	143,197	144,003
Total Liabilities	2,018,867	1,986,795
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 76,480 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (Note 6)	9,567,439	9,567,439
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 2,636,788 and 1,163,142 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (Note 6)	264	116
Additional Paid-in Capital	45,095,267	41,646,139
Accumulated Other Comprehensive Income	148,540	142,598
Accumulated Deficit	(49,982,329)	(47,893,115)
60P Shareholders’ Equity:	4,829,181	3,463,177
Noncontrolling Interest	(84,702)	(83,761)
Total Shareholders' Equity	4,744,479	3,379,416
Total Liabilities and Shareholders' Equity	$6,763,346	$5,366,211

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Product Revenues – net of Discounts and Rebates	$162,092	$163,552
Cost of Revenues	85,715	73,272
Gross Profit	76,377	90,280
Research Revenues	-	92,731
Net Revenue	76,377	183,011

Operating Expenses:
Research and Development	281,464	370,813
General and Administrative Expenses	1,889,874	1,723,136
Total Operating Expenses	2,171,338	2,093,949

Loss from Operations	(2,094,961)	(1,910,938)

Interest Expense	(1,389)	(1,790)
Change in Fair Value of Derivative Liabilities	(4,567)	5,105
Other Income, net	10,762	30,322
Total Interest and Other Income, net	4,806	33,637
Loss from Operations before Provision for Income Taxes	(2,090,155)	(1,877,301)
Provision for Income Taxes (Note 9)	-	-
Net Loss including Noncontrolling Interest	(2,090,155)	(1,877,301)
Net Loss – Noncontrolling Interest	(941)	(752)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,089,214)	(1,876,549)

Comprehensive Loss:
Net Loss	(2,090,155)	(1,877,301)
Unrealized Foreign Currency Translation Gain (Loss)	5,942	(9,904)
Total Comprehensive Loss	(2,084,213)	(1,887,205)

Net Loss – Noncontrolling Interest	(941)	(752)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,083,272)	(1,886,453)

Cumulative Dividends on Series A Preferred Stock	(125,312)	(118,158)
Net Loss - attributed to common stockholders	$(2,208,584)	$(2,004,611)

Net Loss per Common Share(1):
Basic and Diluted	$(1.28)	$(6.25)
Weighted Average Number of Common Shares Outstanding(1)
Basic and Diluted	1,725,758	320,890

(1)	Prior periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2025	76,480	$9,567,439	1,163,142	$116	$41,646,139	$(47,893,115)	$142,598	$3,463,177	$(83,761)	$3,379,416
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	1,473,708	148	3,369,604	-	-	3,369,752	-	3,369,752
Share rounding adjustment for 1:4 Reverse Stock Split	-	-	(62)	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	79,524	-	-	79,524	-	79,524
Net foreign translation gain	-	-	-	-	-		5,942	5,942	-	5,942
Net loss	-	-	-	-	-	(2,089,214)	-	(2,089,214)	(941)	(2,090,155)
Balance— March 31, 2026 (unaudited)	76,480	$9,567,439	2,636,788	$264	$45,095,267	$(49,982,329)	$148,540	$4,829,181	$(84,702)	$4,744,479

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2025
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	76,480	$9,567,439	141,749	$14	$34,860,633	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006
Issuance of common stock and warrants pursuant to January 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	51,079	5	804,341	-	-	804,346	-	804,346
Issuance of common stock and warrants pursuant to February 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	75,176	8	908,619	-	-	908,627	-	908,627
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	96,300	9	1,917	-	-	1,926	-	1,926
Issuance of shares for annual performance bonuses, net of shares withheld for taxes	-	-	3,953	-	103,544	-	-	103,544	-	103,544
Share-based compensation expense	-	-	-	-	142,645	-	-	142,645	-	142,645
Net foreign translation loss	-	-	-	-	-	-	(9,904)	(9,904)	-	(9,904)
Net loss	-	-	-	-	-	(1,876,549)	-	(1,876,549)	(752)	(1,877,301)
Share rounding adjustment for 1:5 Reverse Stock Split	-	-	(7)	-	-	-	-	-	-	-
Balance— March 31, 2025 (unaudited)	76,480	$9,567,439	368,250	$36	$36,821,699	$(42,404,506)	$125,567	$4,110,235	$(81,346)	$4,028,889

(1) Prior periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,090,155)	$(1,877,301)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	16,700	6,694
Amortization	9,165	10,103
Amortization of Capitalized Share-Based Payments	44,578	44,118
Share-Based Compensation under Equity Incentive Plan	79,524	142,645
Change in Fair Value of Derivative Liabilities	4,567	(5,105)
Change in Inventory Reserve	(251,677)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	173,808	(1,495)
Prepaid and Other Assets	(742,717)	131,689
Inventory	(2,002)	(330,474)
Accounts Payable and Accrued Liabilities	11,735	261,905
Accrued Interest, net	4,915	19,855
Net Cash Used in Operating Activities	(2,741,559)	(1,597,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	-	(2,804)
Purchases of Fixed Assets	(30,000)	(2,678)
Acquisition of Intangibles	(11,440)	-
Maturities of Short-Term Investments	1,235,000	1,708,000
Net Cash Provided by Investing Activities	1,193,560	1,702,518

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from ATM Offering	3,369,752	-
Net Proceeds from January 2025 Offering	-	804,346
Net Proceeds from February 2025 Offering	-	908,627
Shares Withheld for Net Share Settlement of Performance Bonuses	-	(18,000)
Proceeds from Exercise of Pre-Funded Warrants	-	1,926
Net Cash Provided by Financing Activities	3,369,752	1,696,899

Effect of Exchange Rate Changes on Cash	5,942	(9,904)

Change in Cash and Cash Equivalents	1,827,695	1,792,147
Cash and Cash Equivalents—Beginning of Period	1,510,065	1,659,353
Cash and Cash Equivalents—End of Period	$3,337,760	$3,451,500

NONCASH INVESTING/FINANCING ACTIVITIES
Purchases of Fixed Assets included in Accounts Payable	$-	$10,000
Capitalized Patent Costs included in Accounts Payable	$16,576	$-
Gross Shares Issued for Annual Performance Bonuses	$-	$121,544

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At March 31, 2026, the Company had cash and cash equivalents totaling $3,337,760, as compared to cash and cash equivalents totaling $1,510,065 at December 31, 2025. During the three months ended March 31, 2026, the Company used cash of $2,741,559 in its operating activities. The Company’s capital commitments over the next twelve months include interest and principal payments on the Company’s debt arrangement of $8,772, $1,487,590 to satisfy accounts payable and accrued expenses, and $18,522 payable under its short-term lease arrangement. In addition, the Company is subject to certain royalty obligations based on future net product sales (See Note 11).

To date, the Company has funded its operations primarily with proceeds from sales of common stock and warrants for the purchase of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.

Continuation as a going concern is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and achieve gross profitability from the Company’s single marketed product. To achieve profitability, the Company expects it will need to raise additional capital to fund its activities relating to commercial support for its existing product and any future clinical research trials and operating activities. However, there can be no assurance that it will ever achieve or maintain profitability. Accordingly, there is no assurance that the Company will be able to obtain the additional capital necessary to fund its operations during the look‑forward period. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern for one year from the date these consolidated condensed financial statements are issued.

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

Management has evaluated these conditions and its plans to mitigate them and concluded that, collectively, such plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date these consolidated condensed financial statements are issued.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of 60P and its subsidiary are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has prepared the accompanying consolidated condensed financial statements pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 due to various factors. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2025 and 2024, included in the Company’s annual report on Form 10-K, as filed with the SEC on March 30, 2026 (the “Annual Report”). Certain information, footnote disclosures, and significant accounting policies that would substantially duplicate the disclosures contained in the Annual Report have been omitted.

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

Reverse Stock Splits

Following stockholder approval in November 2024, the Company effected a reverse stock split at a ratio of 1:5, which was effective as of February 4, 2025 (the “1:5 Reverse Stock Split”). Following stockholder approval in October 2025, the Company effected an additional reverse stock split at a ratio of 1:4 (the “1:4 Reverse Stock Split” and together with the 1:5 Reverse Stock Split, the “Reverse Stock Splits”). Beginning January 20, 2026, the common stock traded on The Nasdaq Capital Market on a split adjusted basis.

Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable, in accordance with the terms of the instruments. Unless otherwise noted, all references to numbers of shares of the Company’s common stock and per share information presented in these consolidated condensed financial statements have been retroactively adjusted, as appropriate, to reflect the effects of the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, inventory purchases, and borrowings.

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At March 31, 2026, significant customers represented 100% of receivables (consisting of one significant customer at 100%), and 97% of receivables at December 31, 2025 (consisting of three total customers and one significant customer). For the three months ended March 31, 2026, significant customers comprised 100% of total net product revenues (consisting of two total customers and two significant at 90% and 10%, respectively). For the three months ended March 31, 2025, 85% of total net product revenues (consisting of three total customers and one significant customer) were generated from significant customers.

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

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the consolidated condensed balance sheets. Total consolidated cash and cash equivalents and short-term investments were $3,337,760 and $2,750,786 as of March 31, 2026 and December 31, 2025, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. As of March 31, 2026, derivative liabilities consist of contingent payment arrangements. The Company uses a probability-weighted expected return method to determine the fair value of these instruments.

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

Equity or liability instruments that become subject to reclassification under ASC 815 are reclassified at the fair value of the instrument on the reclassification date.

Equity-Classified Warrants

As of March 31, 2026, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

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

The Company receives the majority of its revenues from sales of its Arakoda product to resellers in the US and abroad. The Company records US commercial revenues as a receivable when our American distributor transfers shipped product to their title model for 60P. Foreign sales to both Australia and Europe are recognized as a receivable at the point product is shipped to the distributor. Historically, the shipments to Australia and Europe were further subject to profit sharing agreements for boxes sold to customers.

In addition to revenue from product sales, in 2025, the Company recognized research revenues associated with its contract with the United States Army Medical Material Development Activity (USAMMDA) for Arakoda supply chain upgrade support. Research revenue under this contract was recognized when the direct costs eligible for reimbursement are incurred, up to the maximum allowable amount. Our USAMMDA-funded activities were completed during the year ended December 31, 2025. Other research revenues consist of sales of clinical trial supplies, which are recognized at a point in time, and research rebates earned from the Australian Tax Authority, which are recognized over time as qualifying research activities in Australia are performed.

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

The Company recorded $281,464 and $370,813 in research and development costs during the three months ended March 31, 2026 and 2025, respectively. The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation - Stock Compensation. See Note 10 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at March 31, 2026, and December 31, 2025 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 8 for more information on Derivative Liabilities.

Liabilities measured at fair value at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$379,308	$379,308
Total	$-	$-	$379,308	$379,308

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$374,741	$374,741
Total	$-	$-	$374,741	$374,741

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2026 and 2025 is presented in Note 8 – Derivative Liabilities.

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

Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of March 31, 2026 and December 31, 2025.

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Three Months Ended March 31,				As of
Currency	2026		2025		March 31, 2026		December 31, 2025
1 AUD =	0.69	USD	0.63	USD	0.69	USD	0.67	USD

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

As the Company reported a net loss for all periods presented, the calculation of diluted net loss per common share is the same as basic net loss per common share. Potentially dilutive securities, including stock options, RSUs, warrants and shares of Series A Preferred Stock on an as‑converted basis, were excluded from the computation of diluted net loss per common share for all periods presented because their effect would have been antidilutive.

As a result of the Reverse Stock Splits, which were effective as of February 24, 2025 at a ratio of 1:5 and January 20, 2026 at a ratio of 1:4, all weighted average shares of common stock outstanding and net loss per common share calculations have been retroactively adjusted for all periods presented.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through May 15, 2026, which is the date the financial statements were issued. See Note 12.

Recently Adopted and Issued Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in the ASC. The Company regularly evaluates new ASUs to determine the impact that these pronouncements may have on the consolidated condensed financial statements. Other than the pronouncements listed below, the Company believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company’s consolidated condensed financial statements or related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for all entities for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-06 will have on its financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception from derivative accounting under ASC 815 for certain non-exchange-traded contracts with customers with an underlying that is based on operations or activities specific to one of the parties to the contract. Further, ASU 2025-07 clarifies that an entity should apply the guidance in ASC 606 to a contract with stock-based noncash consideration. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-07 will have on its financial statements.

3. INVENTORY

Inventory consists of the following major classes:

	March 31, 2026	December 31, 2025
Raw Material (API)	$75,662	$75,662
Work in Process	113,414	446,957
Finished Goods	721,527	385,982
Total Inventory	910,603	908,601
Reserve for Expiring Inventory	-	(251,677)
Inventory	$910,603	$656,924

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated net realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to cost of revenues in the consolidated condensed statements of operations and comprehensive loss. During the three months ended March 31, 2026 and 2025, write downs for expired inventory were $3,496 and $35, respectively.

4. PROPERTY AND EQUIPMENT

Property and Equipment, net consists of:

	March 31, 2026	December 31, 2025
Lab Equipment	$396,791	$366,791
Machinery	55,800	55,800
Computer Equipment	11,598	11,598
Furniture	3,030	3,030
Property and Equipment, at cost	467,219	437,219
Accumulated Depreciation	(207,554)	(190,854)
Property and Equipment, net	$259,665	$246,365

Depreciation expense for the three months ended March 31, 2026 and 2025 was in the amount of $16,700 and $6,694, respectively.

5. INTANGIBLE ASSETS

Intangible Assets, net consists of:

	March 31, 2026	December 31, 2025
Patents	$224,004	$207,428
Website Development Costs	143,062	131,622
Intangible Assets, at cost	367,066	339,050
Accumulated Amortization	(123,854)	(114,689)
Intangible Assets, net	$243,212	$224,361

During the three months ended March 31, 2026 and 2025, the Company capitalized website development related costs of $11,440 and $0, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com. Amortization expense for the three months ended March 31, 2026 and 2025, was in the amount of $9,165 and $10,103, respectively. During the three months ended March 31, 2026 and 2025 there were no write-downs for expired or obsolete patents.

The following table summarizes the estimated future amortization expense for our patents and website development costs as of March 31, 2026:

Period	Patents	Website Development Costs
2026 (remaining nine months)	$5,550	$17,663
2027	7,400	15,467
2028	7,400	11,358
2029	7,400	282
2030	7,400	-
Thereafter	31,780	-
Total	$66,930	$44,770

The Company has recorded $131,512 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. STOCKHOLDERS’ EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of March 31, 2026, 2,636,788 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

Following stockholder approval in November 2024, on February 18, 2025, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to effect the 1:5 Reverse Stock Split of the issued and outstanding shares of the Company’s common stock, which was effective as of February 24, 2025. As of the effective time of the 1:5 Reverse Stock Split, every five (5) issued and outstanding shares of the Company’s common stock were automatically combined and converted into one (1) issued and outstanding share of the Company’s common stock, reducing the number of shares of common stock outstanding from 7,364,554 shares to 1,472,891 shares (not including the effects of the 1:4 Reverse Stock Split discussed below). No fractional shares of common stock were issued in connection with the 1:5 Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.

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

2025 ATM Agreement

On September 5, 2025, the Company entered into an At-The-Market Sales Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to which the Company was permitted offer and sell shares of its common stock from time to time for aggregate gross sales proceeds of up to $1,397,532 (the “2025 ATM Offering”). As compensation for acting as the sales agent for the 2025 ATM Offering, Wainwright was entitled to a commission of 3.0% of the gross proceeds from sales of shares in the 2025 ATM Offering.

The common stock sold under the 2025 ATM Agreement was issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and a prospectus supplement dated September 5, 2025, relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Pursuant to the 2025 ATM Agreement, between January 1, 2026 and January 22, 2026, the Company sold an aggregate of 418,602 shares at a weighted average price per share of $2.07, generating net proceeds to the Company of $834,705, after deducting commissions and certain other offering expenses.

2026 ATM Prospectus Supplement

On March 2, 2026, the Company filed a prospectus supplement pursuant to Rule 424(b)(5), updating the amount it was permitted to offer and sell under the 2025 ATM Agreement to allow for additional gross sales proceeds of $1,308,000 (the “2026 ATM Prospectus Supplement”). The 2026 ATM Prospectus Supplement was subsequently amended on March 11, 2026 and March 13, 2026, to increase the maximum aggregate offering price by $981,000 and $565,000, respectively (the “2026 ATM Prospectus Supplement Amendments,” and together with the 2026 ATM Prospectus Supplement the “2026 ATM Offering”).

As compensation for acting as the sales agent for the 2026 ATM Offering, Wainwright was entitled to a commission of 3.0% of the gross proceeds from the sales of shares in the 2026 ATM Offering.

The common stock sold pursuant to the 2026 ATM Prospectus Supplement was issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, the prospectus supplement dated September 5, 2025, and the 2026 ATM Prospectus Supplement relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Between March 2, 2026 and March 25, 2026, the Company sold an aggregate of 1,055,106 shares at a weighted average price per share of $2.49 generating net proceeds to the Company of $2,535,047, after deducting commissions and certain other offering expenses.

Due to the decline in the Company’s stock price, as of March 31, 2026, the Company did not have available capacity to sell additional shares under the 2025 ATM Agreement and related prospectus supplements based on the limitations of General Instruction I.B.6 of Form S-3, which restricts the aggregate market value of securities the Company may sell during any 12-month period to one-third of its public float. The Company’s ability to resume sales under the 2025 ATM Agreement and related prospectus supplements will depend on future increases in the Company’s stock price or the passage of time such that prior sales are no longer counted within the trailing 12-month measurement period.

Warrant Exercises

During the three months ended March 31, 2026 and 2025 the Company issued 0 and 96,300 shares of common stock upon the exercise of 0 and 96,300 pre-funded warrants, respectively, resulting in proceeds to the Company of $0 and $1,926, respectively.

Common Stock Warrants

As of March 31, 2026, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2025	1,896,928	$23.29	2.57
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2026	1,896,928	$23.29	2.32
Total exercisable, March 31, 2026	1,896,928	23.29	2.32

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2024(1)	441,277	$70.37	3.26
Granted	186,807	14.24	2.00
Exercised	(96,300)	0.02	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2025	531,784	$63.39	2.60
Total exercisable, March 31, 2025	531,784	$63.39	2.60

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

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three months ended March 31, 2026, dividends in the amount of $125,312 accrued on outstanding shares of Series A Preferred Stock ($118,158 during the three months ended March 31, 2025). As of March 31, 2026, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $1,330,383. To date, the Company has not declared or paid any dividends.

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

Conversion Rights - The Company has the right, in its sole discretion, to convert all or any portion of the outstanding shares of Series A Preferred Stock (including any fraction of a share), plus the aggregate accrued or accumulated and unpaid dividends thereon into a number of shares of Common Stock determined by (i) multiplying the number of shares to be converted by $100 per share, as adjusted for any stock splits, stock dividends, recapitalizations or similar transactions with respect to the Series A Preferred Stock (but unchanged as a result of the Reverse Stock Splits impacting the Company’s common stock) (the “Liquidation Value”), (ii) plus all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the then-effective Conversion Price in effect, provided that such conversion would not result in the holders of shares of Series A Preferred Stock owning more than 19.9% of the outstanding shares of common stock on an as-converted basis. The “Conversion Price” is equal to the lesser of (a) the Liquidation Value, (b) the offering price per share of Common Stock in the Company’s IPO, or $1,200 per share (as adjusted for the Reverse Stock Splits) or (c) the 10-day volume weighted average price per share of Common Stock, as reasonably determined by the Company.

7. DEBT

On May 14, 2020, the Company received COVID-19 EIDL lending from the U.S. Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of March 31, 2026 and December 31, 2025 was $151,969 and $152,775, respectively. The current maturity at March 31, 2026 is $8,772 and the long-term liability is $143,197 ($8,772 and $144,003 at December 31, 2025, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2026 (remaining nine months)	$403
2027	3,216
2028	3,323
2029	3,466
2030	3,598
Thereafter	136,024
Total	$150,030

8. DERIVATIVE LIABILITIES

In accordance with the provisions of ASC 815, derivative liabilities are initially measured at fair value at the commitment date and subsequently remeasured at each reporting period, with any increase or decrease in the fair value recorded in the results of operations included within other income (expense), net in the accompanying consolidated condensed statements of operations and comprehensive loss as the change in fair value of derivative liabilities.

As of March 31, 2026 and December 31, 2025, derivative liabilities consist of the contingent milestone payment due to Knight Therapeutics, Inc. (“Knight”), a former lender of the Company, as required by the Debt Conversion Agreement executed between the Company and Knight on January 9, 2023, as subsequently amended (the “Knight Debt Conversion Agreement”). Key points of this agreement were as follows:

●

The Parties agreed to fix Knight’s cumulative debt to the value as it stood on March 31, 2022, which consisted of principal and accumulated interest. As a result of the completion of the IPO, the cumulative outstanding principal as of March 31, 2022 converted to 4,619 shares of common stock (representing 19.9% ownership of the Company’s common stock after giving effect to the IPO), and the entirety of the accumulated interest as of March 31, 2022 converted into 80,965 shares of Series A Preferred Stock, in full satisfaction of the Company’s obligations with respect to the outstanding principal and accumulated interest.

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

The valuation of the contingent milestone payment requires significant judgment and is sensitive to changes in assumptions related to the expected timing of payment, the likelihood of potential exit scenarios, and the selected discount rate. In developing these assumptions, management considers various qualitative and quantitative factors, including the anticipated progression toward clinical, commercial, and profitability milestones and the potential for a strategic transaction following achievement of each milestone. These factors are evaluated collectively to assess the probability‑weighted timing of the contingent payment under each potential exit scenario reflected in the valuation. As of March 31, 2026 and December 31, 2025, the discount rates applied in the valuation were 13.00% and 12.49%, respectively.

Changes in any of the assumptions used in the valuation could result in a materially different fair value measurement and, as a result, could lead to materially different gains or losses recognized consolidated condensed statements of operations and comprehensive loss upon recurring remeasurement.

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2026:

Contingent Milestone Payment
Derivative liabilities - December 31, 2025	$374,741
Change in fair value	4,567
Derivative liabilities - March 31, 2026	$379,308

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2025:

Contingent Milestone Payment
Derivative liabilities - December 31, 2024	$640,830
Change in fair value	(5,105)
Derivative liabilities - March 31, 2025	$635,725

Changes in the fair value of derivative liabilities are included in other income in the accompanying consolidated condensed statements of operations and comprehensive loss. During the three months ended March 31, 2026 and 2025, the Company recorded a net (loss) gain on the change in the fair value of derivative liabilities of $(4,567) and $5,105, respectively.

9. INCOME TAXES

The Company did not record a federal income tax provision or benefit for the three months ended March 31, 2026 and 2025 due to taxable losses.

10. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Research and Development	$460	$-
General and Administrative Expenses	123,642	186,763
Total Share-Based Compensation Expense Included in Operating Expenses	$124,102	$186,763

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, nonemployees, and directors under the 2022 Plan. As of March 31, 2026, the number of remaining shares available for issuance under the 2022 Plan is equal to 95,284.

Stock Options

The Company grants stock options to employees, nonemployees, and directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the Nasdaq Capital Market on the date that the options are granted. Options granted generally have a term of five to ten years from the grant date and are subject to vesting as determined in the individual award agreement. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model.

There were no stock options granted during the three months ended March 31, 2026. During the three months ended March 31, 2025, Company granted a total of 30,000 stock options at a weighted average per share exercise price of $26.20. These options are subject to vesting annually in five equal tranches, with the first 20% tranche fully vested on the date of grant and thereafter, vest on the last date of each fiscal year beginning December 31, 2025. The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $18.20.

The following table summarizes the significant assumptions used in determining the fair value of options granted during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
Weighted-average grant date fair value	$	N/A	$18.20
Risk-free interest rate		N/A	4.36%
Expected volatility		N/A	90.00
Expected term (years)		N/A	4.50
Expected dividend yield		N/A	0.00%

For the three months ended March 31, 2026 and 2025, the Company recognized $79,524 and $142,645 of compensation expense related to stock option awards, respectively.

Restricted Stock Units

Compensation cost for service-based RSUs is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

On March 4, 2026, the Company entered into a consulting agreement with an external consultant to provide strategic advisory services. As consideration for such services, the consultant is entitled to receive equity compensation in the form of shares of the Company’s common stock. These awards are accounted for as nonemployee share-based compensation under ASC 718. Pursuant to the agreement, the Company agreed to grant 20,000 restricted stock units (“RSUs”) that vested in full on the effective date of the agreement, and an additional 2,500 RSUs for each month of service thereafter, provided the agreement remains in effect. The agreement has an initial term of 12 months and may be terminated at the Company’s option upon seven days’ prior notice. The shares vested during the three months ended March 31, 2026, plus the first monthly installment for April 2026, were issued in Q2 2026 (see Note 12 – Subsequent Events).

For the three months ended March 31, 2026, the Company granted 20,000 RSUs under this agreement with a grant date fair value of $2.27 per share, all of which vested in full on the grant date. The Company recognized stock-based compensation expense of $45,400 related to these vested RSUs during the three months ended March 31, 2026.

For the three months ended March 31, 2025, no RSUs were granted or vested, and the Company recognized no stock-based compensation expense related to RSUs.

Share-Based Payments to Vendors for Services

In 2023, the Company issued shares of common stock as share-based payments to certain vendors in exchange for services to be rendered to the Company in the future. For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments as a prepaid asset on the grant date, as defined in ASC 718. The corresponding cost is expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. As of March 31, 2026, the remaining unamortized balance of prepaid assets related to these share-based payments for which the grant date criteria has been met is $151,309 ($195,887 at December 31, 2025), which is presented as a component of prepaid and other assets on the accompanying consolidated condensed balance sheets. Of this amount, $22,059 will be recognized ratably over the remaining service period through May 15, 2026. The remaining $129,250 will be recognized as the related research and development services are provided, which the Company estimates will occur within one year.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to a single lease with CXI Corp for its office space located in Washington, DC, which was most recently renewed in December 2025 for an additional one-year term that expires on March 31, 2027. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs. Short-term lease costs were in the amount of $5,534 and $4,967 for the three months ended March 31, 2026 and 2025.

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

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), in which the Company obtained a license to research and commercialize the licensed technology with respect to the use of tafenoquine for treatment and/or prevention of babesiosis (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) for tafenoquine sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales for 60P products that are not sold in a format labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make royalty payments equal to 20% of the revenue received by the Company for sales of tafenoquine sold in a format labeled for use in the treatment of babesiosis or 10% for sales of tafenoquine that are not sold in a format labeled for use in the treatment of babesiosis. As of March 31, 2026, the royalty period has not commenced, thus no accruals have been made.

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2026, which is the date the financial statements were issued.

On April 23, 2026, pursuant to the consulting agreement described in Note 10, the Company issued 22,500 shares of common stock to the consultant, representing the initial 20,000 shares underlying the RSUs that vested on the effective date of the agreement, and the 2,500 shares underlying the RSUs granted in April 2026.

There have been no other events or transactions during this time which would have a material effect on these consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in certain of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We are a specialty pharmaceutical company with a goal of using cutting-edge biological science and applied research to further develop and commercialize new therapies for the prevention and treatment of infectious diseases. We have successfully achieved regulatory approval of Arakoda® (“Arakoda”), a malaria preventative treatment that has been on the market since late 2019. Currently, 60P’s pipeline under development covers development programs for vector-borne diseases utilizing three of the Company’s future products: (I) new products that contain the Arakoda regimen of Tafenoquine; (ii) new products that contain Tafenoquine; and (iii) Australian Chestnut Extract and/or Celgosivir.

Business Developments

The following highlights significant business developments in our business during the quarter ended March 31, 2026:

●

On January 22, 2026, we announced our partnership with Runway Health, a direct-to-patient telehealth platform, to expand pre-departure access to Arakoda for prevention of malaria among international travelers through the Runway Health travel medicine platform. The partnership with Runway Health commenced on April 15, 2026.

●

On January 26, 2026, we exercised an option under our agreement with Florida State University (“FSU”), at no cost, to negotiate an exclusive license to use large-scale purification techniques to extract castanospermine from the seeds of Castanospermum australe (commonly known as the Australian Chestnut, the Moreton Bay Chestnut, and the Black Bean Tree). The full license agreement is being negotiated.

●	On February 2, 2026, we commenced our partnership with GoodRx, the leading platform for prescription savings in the U.S., to offer eligible patients savings of up to 30% on Arakoda.

●

On March 11, 2026, we announced that all three enrolled patients were cured of babesiosis after completing the tafenoquine regimen in the Company’s trial of relapsing babesiosis in immunosuppressed patients.

●

On March 11, 2026, we submitted a New Dietary Ingredient Notification (NDIN) to the U.S. Food and Drug Administration (FDA) for Australian Chestnut Extract. The FDA has until May 25, 2026, to object to the notification, after which the Company will be free to market our planned dietary supplement containing Australian Chestnut Extract.

2025 ATM Agreement

On September 5, 2025, we entered into an At-The-Market Sales Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to which we were permitted to offer and sell shares of our common stock from time to time for aggregate sales proceeds of up to $1,397,532 (the “2025 ATM Offering”). As compensation for acting as the sales agent for the 2025 ATM Offering, Wainwright was entitled to a commission of 3.0% of the gross proceeds from sales of shares in the 2025 ATM Offering.

The common stock sold under the 2025 ATM Agreement was issued and sold pursuant to our shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, and a prospectus supplement dated September 5, 2025, relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Pursuant to the 2025 ATM Agreement, between January 1, 2026 and January 22, 2026, we sold an aggregate of 418,602 shares at a weighted average price per share of $2.07, generating net proceeds of $834,705, after deducting commissions and certain other offering expenses. We intend to use the net proceeds from the 2025 ATM Offering for general corporate purposes, including working capital, commercialization support for Arakoda, and funding our babesiosis clinical development programs.

2026 ATM Prospectus Supplement

On March 2, 2026, we filed a prospectus supplement pursuant to Rule 424(b)(5), updating the amount we were permitted to offer and sell under the 2025 ATM Agreement to allow for additional gross sales proceeds of $1,308,000 (the “2026 ATM Prospectus Supplement”). The 2026 ATM Prospectus Supplement was subsequently amended on March 11, 2026 and March 13, 2026, to increase the maximum aggregate offering price by $981,000 and $565,000, respectively (the “2026 ATM Prospectus Supplement Amendment,” and together with the 2026 ATM Prospectus Supplement the “2026 ATM Offering”).

As compensation for acting as the sales agent for the 2026 ATM Offering, Wainwright was entitled to a commission of 3.0% of the gross proceeds from the sales of shares in the 2026 ATM Offering.

The common stock sold pursuant to the 2026 ATM Prospectus Supplement was issued and sold pursuant to our shelf registration statement on Form S-3 and accompanying base prospectus (Registration Statement No. 333-280796), which was declared effective by the SEC on July 18, 2024, the prospectus supplement dated September 5, 2025, and the 2026 ATM Prospectus Supplement relating to the offer and sale of the shares pursuant to the 2025 ATM Agreement.

Between March 2, 2026 and March 25, 2026, we sold an aggregate of 1,055,106 shares at a weighted average price per share of $2.49 generating net proceeds of $2,535,047, after deducting commissions and certain other offering expenses. We currently expect to use the net proceeds from the 2026 ATM Offering for similar general corporate purposes, including supporting our sales and marketing initiatives and ongoing clinical and preclinical research.

Due to the decline in our stock price, as of March 31, 2026, we did not have available capacity to sell additional shares under the 2025 ATM Agreement and related prospectus supplements based on the limitations of General Instruction I.B.6 of Form S-3, which restricts the aggregate market value of securities we may sell during any 12-month period to one-third of our public float. Our ability to resume sales under the 2025 ATM Agreement and related prospectus supplements will depend on future increases in our stock price or the passage of time such that prior sales are no longer counted within the trailing 12-month measurement period.

Reverse Stock Split and Nasdaq Delisting Notice

On January 20, 2026, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that Nasdaq staff had determined to delist our common stock and warrants from The Nasdaq Capital Market because our common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2). Upon receipt of the notice, we paid $20,000 for the hearing fee and requested an appeal with Nasdaq, pursuant to the notice, which stayed the suspension of trading and the filing of the Form 25-NSE pending the Panel’s decision.

At the 2025 Annual Stockholders Meeting in October 2025, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a range of ratios between 1:3 to 1:10, and on December 17, 2025, our Board of Directors approved the implementation of the reverse stock split at a ratio of 1:4 (the “1:4 Reverse Stock Split”). Beginning January 20, 2026, our common stock traded on The Nasdaq Capital Market on a split adjusted basis.

Following the implementation of the 1:4 Reverse Stock Split, on February 11, 2026, we were notified by Nasdaq that we regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and were therefore in compliance with the Nasdaq Capital Market’s listing requirements. As a result, the hearing before the Nasdaq Hearings Panel scheduled for February 19, 2026 was cancelled and the matter was closed. Our common stock and warrants will continue to be listed and traded on The Nasdaq Capital Market.

The 1:4 Reverse Stock Split did not change the authorized number of shares of common stock or preferred stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of our equity awards, warrants, and other equity instruments convertible into common stock, as well as the respective exercise prices, if applicable in accordance with the terms of the instruments. No fractional shares of common stock were issued in connection with the 1:4 Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.

Unless otherwise noted, all references to numbers of shares of our common stock and per share information presented in this Quarterly Report on Form 10-Q have been retroactively restated, as appropriate, to reflect the effects of the 1:4 Reverse Stock Split.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $3,337,760 ($1,510,065 as of December 31, 2025). For the three months ended March 31, 2026 and 2025, our net cash used in operating activities was $2,741,559 and $1,597,366, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $4.3 million received from the July 2025 public offering and approximately $3.8 million in net proceeds received through the 2025 ATM Agreement and related prospectus supplements between October 2025 and March 2026, and excluding licensing and supply chain costs contingent on possible non-objection by FDA to our New Dietary Notification for Australian Chestnut Extract, we estimate that we will have sufficient funds to remain viable through mid-September, 2026, assuming no additional capital raises. However, based on our cash forecasts and planned operating expenditures, we do not currently have sufficient cash and cash equivalents to fund our operating plan for at least the next 12 months from the date of issuance of these financial statements, which raises substantial doubt about our ability to continue as a going concern. Our plans to address these conditions, which include additional equity financings and potential business development transactions, are not currently sufficient to alleviate this substantial doubt. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

Going Concern

In their audit report for the fiscal year ended December 31, 2025, our auditors have expressed their concern as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. The audited consolidated financial statements for the year ended December 31, 2025 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern.

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

Continuation as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and achieve gross profitability from our single marketed product. To achieve profitability, we expect we will need to raise additional capital to fund our activities relating to commercial support for our existing product and any future clinical research trials and operating activities. However, there can be no assurance that we will ever achieve or maintain profitability. Accordingly, there is no assurance that we will be able to obtain the additional capital necessary to fund our operations during the look-forward period. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued.

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

We have evaluated these conditions and our plans to mitigate them and concluded that, collectively, such plans do not alleviate the substantial doubt about our ability to continue as a going concern for at least one year after the date these consolidated condensed financial statements are issued.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business, and do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2026:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,030	$1,214	$6,600	$7,129	$135,087
Interest obligations on the debt arrangements	93,518	7,558	10,944	10,415	64,601
Accounts payable and accrued expenses	1,487,590	1,487,590	-	-	-
Total	$1,731,138	$1,496,362	$17,544	$17,544	$199,688

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

Components of Results of Operations

Product Revenues - net of Discounts and Rebates

We receive the majority of our product revenues from sales of our Arakoda product to resellers in the U.S. and abroad. Foreign sales to both Australia and Europe are further subject to profit sharing agreements for boxes sold to customers. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”). We recognize revenue when control of Arakoda transfers to our U.S. distributor or 3PL partner, which generally occurs upon shipment. We record product revenue net of estimated discounts, rebates, chargebacks and product returns in accordance with ASC 606. We estimate these forms of variable consideration using the expected value method and constrain estimates to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when the related uncertainties are resolved.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, shipping, manufacturing-related costs incurred in the production process, serialization costs, and inventory write-downs due to expiration.

Other Operating Revenues

Other operating revenues for the periods presented include research revenue earned from the Australian Tax Authority for research activities conducted in Australia. In 2025, other operating revenues also included research revenues associated with our contract with the United States Army Medical Material Development Activity (USAMMDA) for Arakoda supply chain upgrade support. We recognized research revenue related to the USAMMDA contract over time as qualifying costs were incurred, up to the maximum contractual funding amount. All funded activities under this contract were completed and fully reimbursed by December 31, 2025, and no additional amounts are expected to be earned under the arrangement.

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

Interest and Other Income, Net

We earn interest income from cash invested in interest-bearing accounts, as well as cash equivalents and short-term investments consisting of certificates of deposits with original maturities ranging from three to six months. Interest expense for the periods presented is limited to a single $150,000 SBA loan that bears interest at 3.75%. Other components of other income include changes in the fair value of derivative liabilities and other miscellaneous income or expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2026	2025
Product Revenues – net of Discounts and Rebates	$162,092	$163,552
Cost of Revenues	85,715	73,272
Gross Profit	76,377	90,280
Research Revenues	-	92,731
Net Revenue	76,377	183,011

Operating Expenses:
Research and Development	281,464	370,813
General and Administrative Expenses	1,889,874	1,723,136
Total Operating Expenses	2,171,338	2,093,949

Loss from Operations	(2,094,961)	(1,910,938)

Interest Expense	(1,389)	(1,790)
Change in Fair Value of Derivative Liabilities	(4,567)	5,105
Other Income, net	10,762	30,322
Total Interest and Other Income, net	4,806	33,637
Loss from Operations before Provision for Income Taxes	(2,090,155)	(1,877,301)
Provision for Income Taxes	-	-
Net Loss including Noncontrolling Interest	(2,090,155)	(1,877,301)
Net Loss – Noncontrolling Interest	(941)	(752)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(2,089,214)	$(1,876,549)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2026	2025
Product Revenues – net of Discounts and Rebates	100.00%	100.00%
Cost of Revenues	52.88	44.80
Gross Profit	47.12	55.20
Research Revenues	-	56.70
Net Revenue	47.12	111.90

Operating Expenses:
Research and Development	173.64	226.72
General and Administrative Expenses	1,165.93	1,053.57
Total Operating Expenses	1,339.57	1,280.30

Loss from Operations	(1,292.45)	(1,168.40)

Interest Expense	(0.86)	(1.09)
Change in Fair Value of Derivative Liabilities	(2.82)	3.12
Other Income, net	6.64	18.54
Total Interest and Other Income, net	2.96	20.57
Loss from Operations before Provision for Income Taxes	(1,289.49)	(1,147.83)
Provision for Income Taxes	-	-
Net Loss including Noncontrolling Interest	(1,289.49)	(1,147.83)
Net Loss – Noncontrolling Interest	(0.58)	(0.46)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,288.91)%	(1,147.37)%

Comparison of the Three Months Ended March 31, 2026 and 2025

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$162,092	$163,552	$(1,460)	(0.89)%
Cost of Revenues	85,715	73,272	12,443	16.98
Gross Profit	$76,377	$90,280	$(13,903)	(15.40)%
Gross Margin %	47.12%	55.20%

Product Revenues - net of Discounts and Rebates

For the three months ended March 31, 2026, product revenues – net of discounts and rebates were $162,092, compared to $163,552 for the same period in 2025, a decrease of $1,460, or 0.89%. For the three months ended March 31, 2026, our U.S. pharmaceutical distributor accounted for 90% of total net product sales of Arakoda (compared to 85% in the prior-year period), Infuserve America accounted for 0% (compared to 6%), and Kodatef sales to our Australian distributor accounted for 10% (compared to 9% in the prior-year period). Total net product revenues experienced a slight decline, primarily due to returns associated with expiring product lots during the period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. Discounts and rebates offered to our 3PL partner amount to 12% (lower rates available upon reaching larger revenue tiers) along with a $5,500 fixed monthly fee. The product is then transferred usually to one of the three large U.S. pharmaceutical distributors where rebates are 10%. Additionally, in the current quarter, we implemented a new partnership with GoodRx where patients can acquire a discount on their purchase. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. We estimate these forms of variable consideration using the expected value method and constrain estimates to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when the related uncertainties are resolved. Total discounts and rebates for the three months ended March 31, 2026 were $96,857, an increase of $5,456, or 6%, from $91,401 in the prior-year period.

Arakoda entered the U.S. civilian supply chain in the third quarter of 2019. Since the introduction of the new 8-ct bottle in June 2025, we will be reporting Arakoda unit sales in terms of 16-ct box equivalents. For the three months ended March 31, 2026, the equivalent of 1,276 16-ct boxes were sold to pharmacies and dispensaries. Sales volume decreased by 19% from 1,579 16-ct box equivalents sold to pharmacies and dispensaries for the three months ended March 31, 2025.

Kodatef sales to our distributor Biocelect in Australia for the three months ended March 31, 2026 were $15,470 ($12,066 for the three months ended March 31, 2025). A historical portion of sales to Biocelect remained subject to a profit share distribution once the original transfer price has been recouped. Biocelect, which acts as a distributor in the Australian and New Zealand markets, reported an 8% quarter-over-quarter decrease, with 354 boxes sold for the three months ended March 31, 2026, compared to 386 boxes for the three months ended March 31, 2025. As of March 31, 2026, Biocelect has no inventory left that remains subject to profit share. Beginning in the first quarter of 2025, Biocelect began to purchase from the latest manufactured lot of Kodatef at $49.50 AUD per box which are not subject to historical profit share. As of March 31, 2026, no receivables were due to us (none as of December 31, 2025).

Arakoda sales volume in Europe continues to grow. We first shipped Arakoda to our distributor Scandinavian Biopharma (“SB”) in September 2022. SB reported 77 boxes sold during the three months ended March 31, 2026, representing a 5% increase from the 73 boxes sold during the three months ended March 31, 2025.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $85,715 for the three months ended March 31, 2026, as compared to $73,272 for the three months ended March 31, 2025. The increase in total cost of revenues was primarily driven by higher quarterly storage costs with our U.S.-based packager. On a per-unit basis, however, cost of revenues declined due to the introduction of the bottle format, which has reduced packaging costs. As a result of these factors, gross margin % decreased to 47.12% for the three months ended March 31, 2026, from 55.20% in the prior-year period. Thus, our gross profit declined by $13,903 to $76,377 for the three months ended March 31, 2026, from $90,280 in the prior-year period. Inventory write‑downs for expired product were not a primary driver of the gross margin decline period over period.

Other Operating Revenues

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Research Revenues	$-	$92,731	$(92,731)	(100.00)%

The research revenues earned by us were none for the three months ended March 31, 2026, as compared to $92,731 for the three months ended March 31, 2025. The decrease in research revenues is due to the USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda, which was fully utilized by the end of 2025. We recognized research revenues of $77,966 related to the USAMMDA grant for the three months ended March 31, 2025, compared to none for the three months ended March 31, 2026. Research revenues for the three months ended March 31, 2025 also included $5,138 earned from the Australian Tax Authority for qualifying research activities conducted in Australia. We recognized research revenue related to the USAMMDA contract over time as qualifying costs were incurred, up to the maximum contractual funding amount. All funded activities under this contract were completed and fully reimbursed by December 31, 2025, and no additional amounts are expected to be earned under the arrangement.

Operating Expenses

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Research and Development	$281,464	$370,813	$(89,349)	(24.10)%
General and Administrative Expenses	1,889,874	1,723,136	166,738	9.68
Total Operating Expenses	$2,171,338	$2,093,949	$77,389	3.70%

Research and Development

Research and development costs decreased by $89,349 for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The decrease was partially driven by $63,015 of packaging validation costs recognized in the prior-year period, with no comparable costs in the current period following the completion of the USAMMDA-funded activities. Otherwise, research and development costs incurred for the three months ended March 31, 2026 and 2025 primarily consisted of costs related to our babesiosis trials for tafenoquine. Direct trial-related costs represent 68% of the total research and development costs at $191,391 for the three months ended March 31, 2026, compared to 74% of the costs at $275,633 for the three months ended March 31, 2025.

General and Administrative Expenses

For the three months ended March 31, 2026, our general and administrative expenses increased by approximately 9.68% or $166,738 from the three months ended March 31, 2025. The increase was driven by: (1) higher sales, advertising, and promotion expenses ($521,178 vs. $285,287), and (2) higher audit, legal, and professional fees ($248,152 vs. $220,793). These increases were partially offset by lower investor outreach expenses ($197,232 vs. $393,687) and reduced stock-based compensation ($79,524 vs. $142,645). The decrease in stock-based compensation expense is attributable to two partially vested option grants awarded to executives in January 2025.

Interest and Other Income, net

	For the Three Months Ended March 31,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Interest Expense	$(1,389)	$(1,790)	$401	(22.40)%
Change in Fair Value of Derivative Liabilities	(4,567)	5,105	(9,672)	(189.46)
Other Income, net	10,762	30,322	(19,560)	(64.51)
Total Interest and Other Income, net	$4,806	$33,637	$(28,831)	(85.71)%

Interest Expense

For the three months ended March 31, 2026, we recognized $1,389 of interest expense ($1,790 for the three months ended March 31, 2025). Our interest expense for the periods presented primarily relates to our single outstanding loan from the SBA. Cash paid for interest expense was $2,193 and $2,193 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended March 31, 2026, we recognized a net (loss) gain on the change in fair value of derivative liabilities of $(4,567) compared to $5,105 for the three months ended March 31, 2025. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability. This method requires significant judgment and is sensitive to changes in assumptions related to the expected timing of payment, the likelihood of potential exit scenarios, and the selected discount rate. The gains and losses recognized during the periods presented are non‑cash in nature and do not impact our liquidity or cash flows.

Other Income, net

For the three months ended March 31, 2026, we recognized $10,762 in other income compared to $30,322 for the three months ended March 31, 2025. For the three months ended March 31, 2026, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $11,210 ($31,897 for the three months ended March 31, 2025).

Cash Flows

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(2,741,559)	$(1,597,366)	$(1,144,193)	71.63%
Investing Activities	1,193,560	1,702,518	(508,958)	(29.89)
Financing Activities	3,369,752	1,696,899	1,672,853	98.58
Effect of Foreign Currency Translation on Cash Flow	5,942	(9,904)	15,846	(160.00)
Net Increase in Cash and Cash Equivalents	$1,827,695	$1,792,147	$35,548	1.98%

Cash Used in Operating Activities

Net cash used in operating activities was $2,741,559 for the three months ended March 31, 2026, as compared to $1,597,366 for the three months ended March 31, 2025. Our net cash used in operating activities increased primarily due to higher general and administrative expenses at $1,889,874 for the three months ended March 31, 2026 ($1,723,136 for the three months ended March 31, 2025), as a result of higher sales, advertising and promotion costs and audit, legal and professional fees, as discussed above. In addition, cash outflows increased due to higher levels of vendor prepayments primarily due to initiating new API production at Piramal during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Cash Provided by Investing Activities

Net cash provided by investing activities was $1,193,560 for the three months ended March 31, 2026, as compared to $1,702,518 for the three months ended March 31, 2025. For the three months ended March 31, 2026, we received proceeds of $1,235,000 from maturities of certain short-term investments in certificates of deposit ($1,708,000 for the three months ended March 31, 2025). The cash proceeds are partially offset by fixed asset purchases of $30,000 for the three months ended March 31, 2026 ($2,678 for the three months ended March 31, 2025). Additionally, for the three months ended March 31, 2026, we paid cash of $11,440 for capitalized website development costs associated with enhancements to the functionality of our corporate website. We did not have any cash outflows for capitalized website development costs for the three months ended March 31, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3,369,752 for the three months ended March 31, 2026, as compared to $1,696,899 for the three months ended March 31, 2025. The increase in net cash provided by financing activities is attributable to higher net proceeds from the sale of common stock under our At-the-Market (ATM) Sales Agreement between January and March 2026, which exceeded the aggregate net proceeds of $1,712,973 received from our common stock and warrant offerings completed in January and February 2025.

The increase was partially offset by lower proceeds from warrant exercises, which were $0 for the three months ended March 31, 2026, compared to $1,926 for the three months ended March 31, 2025. In addition, during the three months ended March 31, 2025, we withheld shares valued at $18,000 to cover tax withholdings associated with the net share settlement of certain 2024 performance bonuses awarded to our executives. No such share withholding or net share settlement activity occurred during the three months ended March 31, 2026.

Effect of Foreign Currency Translation on Cash

Our foreign operations were small relative to U.S. operations for the three months ended March 31, 2026 and March 31, 2025, thus effects of foreign currency translation have been minor.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, and determined that such instruments initially qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of March 31, 2026, our derivative liabilities consist of contingent payment arrangements.

We analyze all financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. We use a probability-weighted expected return method to determine the fair value of these instruments.

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

Off-Balance Sheet Arrangements

During 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

From time to time, the FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in the ASC. We regularly evaluate new ASUs to determine the impact that these pronouncements may have on our consolidated condensed financial statements. Other than the pronouncements listed below, management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to our consolidated condensed financial statements or related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for all entities for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2025-06 will have on our financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception from derivative accounting under ASC 815 for certain non-exchange-traded contracts with customers with an underlying that is based on operations or activities specific to one of the parties to the contract. Further, ASU 2025-07 clarifies that an entity should apply the guidance in ASC 606 to a contract with stock-based noncash consideration. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact that ASU 2025-07 will have on our financial statements.

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

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2026, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management has used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026, due to the existence of material weaknesses in our internal control over financial reporting. These material weaknesses are described below:

(1)

Inadequate Design of Policies and Procedures: We did not design policies and procedures at a sufficient level of precision to support the operating effectiveness of controls to prevent and detect potential errors.

(2)

Lack of Documentation: There was a failure to maintain adequate documentation to evidence the operating effectiveness of certain control activities and a lack of proper levels of supervision and review of complex accounting matters.

(3)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended March 31, 2026.

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

In January 2026, we effected a 1-for-4 reverse stock split in order to regain compliance with Nasdaq’s $1.00 minimum bid price requirement. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing standards in the future. A Delisting of our common stock from The Nasdaq Capital Market would likely result in decreased liquidity for our stockholders. This could make it more difficult for us to raise additional capital, and might adversely affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)	Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

None.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended March 31, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

60 DEGREES PHARMACEUTICALS, INC.

Dated: May 15, 2026	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: May 15, 2026	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)