Form 10-Q
period 2026-06-30
60 DEGREES PHARMACEUTICALS, INC.
filed 2026-08-14
CIK 1946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of August 14, 2026, the registrant had a total of 3,516,988 shares of its common stock, par value $0.0001 per share, issued and shares outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•         Our ability to effectively operate our business segment;

•         Our ability to manage our research, development, expansion, growth and operating expenses;

•         Our ability to evaluate and measure our business, prospects and performance metrics;

•         Our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

•         Our ability to respond and adapt to changes in technology and customer behavior; and

•         Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2026	December 31,
	(Unaudited)	2025
ASSETS:
Current Assets:
Cash and Cash Equivalents	$1,022,606	$1,510,065
Accounts Receivable	567,040	509,644
Prepaid and Other Assets	1,263,706	978,131
Short-Term Investments	-	1,240,721
Inventory (Note 3)	877,945	656,924
Total Current Assets	3,731,297	4,895,485
Property and Equipment, net (Note 4)	242,714	246,365
Other Assets:
Intangible Assets, net (Note 5)	308,683	224,361
Total Other Assets	308,683	224,361
Total Assets	$4,282,694	$5,366,211
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable and Accrued Expenses (Note 6)	$1,218,119	$1,459,279
SBA EIDL (including accrued interest) (Note 8)	2,003	8,772
Derivative Liabilities (Note 9)	384,973	374,741
Total Current Liabilities	1,605,095	1,842,792
Long-Term Liabilities:
SBA EIDL (including accrued interest) (Note 8)	149,176	144,003
Total Long-Term Liabilities	149,176	144,003
Total Liabilities	1,754,271	1,986,795
Commitments and Contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; 76,480 and 76,480 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (Note 7)	9,567,439	9,567,439
Common Stock, $0.0001 par value, 150,000,000 shares authorized; 2,659,288 and 1,163,142 shares issued and outstanding as of Jun 30, 2026 and Dec 31, 2025, respectively (Note 7)	264	116
Additional Paid-in Capital	45,142,245	41,646,139
Accumulated Other Comprehensive Income	151,092	142,598
Accumulated Deficit	(52,246,855)	(47,893,115)
60P Shareholders’ Equity:	2,614,185	3,463,177
Noncontrolling Interest	(85,762)	(83,761)
Total Shareholders' Equity	2,528,423	3,379,416
Total Liabilities and Shareholders' Equity	$4,282,694	$5,366,211

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Product Revenues – net of Discounts and Rebates	$207,898	$100,932	$369,990	$264,484
Cost of Revenues	151,100	50,051	236,815	123,323
Gross Profit	56,798	50,881	133,175	141,161
Research Revenues	-	206,939	-	299,670
Net Revenue	56,798	257,820	133,175	440,831

Operating Expenses:
Research and Development	598,653	231,912	880,117	602,725
General and Administrative Expenses	1,729,247	1,632,236	3,619,121	3,355,372
Total Operating Expenses	2,327,900	1,864,148	4,499,238	3,958,097

Loss from Operations	(2,271,102)	(1,606,328)	(4,366,063)	(3,517,266)

Interest Expense	(1,403)	(1,221)	(2,792)	(3,011)
Change in Fair Value of Derivative Liabilities	(5,665)	(140,447)	(10,232)	(135,342)
Other Income, net	12,584	13,066	23,346	43,388
Total Interest and Other Income (Loss), net	5,516	(128,602)	10,322	(94,965)
Loss from Operations before Provision for Income Taxes	(2,265,586)	(1,734,930)	(4,355,741)	(3,612,231)
Provision for Income Taxes (Note 10)	-	-	-	-
Net Loss including Noncontrolling Interest	(2,265,586)	(1,734,930)	(4,355,741)	(3,612,231)
Net Loss – Noncontrolling Interest	(1,060)	(1,204)	(2,001)	(1,956)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,264,526)	(1,733,726)	(4,353,740)	(3,610,275)

Comprehensive Loss:
Net Loss	(2,265,586)	(1,734,930)	(4,355,741)	(3,612,231)
Unrealized Foreign Currency Translation Gain	2,552	17,242	8,494	7,338
Total Comprehensive Loss	(2,263,034)	(1,717,688)	(4,347,247)	(3,604,893)

Net Loss – Noncontrolling Interest	(1,060)	(1,204)	(2,001)	(1,956)
Comprehensive Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(2,261,974)	(1,716,484)	(4,345,246)	(3,602,937)

Cumulative Dividends on Series A Preferred Stock	(134,307)	(126,705)	(259,619)	(244,863)
Net Loss - attributed to common stockholders	$(2,396,281)	$(1,843,189)	$(4,604,865)	$(3,847,800)

Net Loss per Common Share(1):
Basic and Diluted	$(0.90)	$(5.01)	$(2.10)	$(11.16)
Weighted Average Number of Common Shares Outstanding(1)
Basic and Diluted	2,653,848	368,250	2,192,367	344,701

(1)	Prior periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Six Months Ended June 30, 2026
	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2025	76,480	$9,567,439	1,163,142	$116	$41,646,139	$(47,893,115)	$142,598	$3,463,177	$(83,761)	$3,379,416
Issuance of common stock pursuant to ATM Offering, net of offering costs paid at closing and deferred offering costs (Note 6)	-	-	1,473,708	148	3,369,604	-	-	3,369,752	-	3,369,752
Share rounding adjustment for 1:4 Reverse Stock Split	-	-	(62)	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	79,524	-	-	79,524	-	79,524
Net foreign translation gain	-	-	-	-	-		5,942	5,942	-	5,942
Net loss	-	-	-	-	-	(2,089,214)	-	(2,089,214)	(941)	(2,090,155)
Balance— March 31, 2026 (unaudited)	76,480	$9,567,439	2,636,788	$264	$45,095,267	$(49,982,329)	$148,540	$4,829,181	$(84,702)	$4,744,479
Issuance of common stock for granted restricted stock units	-	-	22,500	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	46,978	-	-	46,978	-	46,978
Net foreign translation gain	-	-	-	-	-	-	2,552	2,552	-	2,552
Net loss	-	-	-	-	-	(2,264,526)	-	(2,264,526)	(1,060)	(2,265,586)
Balance— June 30, 2026 (unaudited)	76,480	$9,567,439	2,659,288	$264	$45,142,245	$(52,246,855)	$151,092	$2,614,185	$(85,762)	$2,528,423

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three and Six Months Ended June 30, 2025
	Series A Preferred Stock		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to 60P	Noncontrolling Interest on Shareholders	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2024	76,480	$9,567,439	141,749	$14	$34,860,633	$(40,527,957)	$135,471	$4,035,600	$(80,594)	$3,955,006
Issuance of common stock and warrants pursuant to January 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 7)	-	-	51,079	5	804,341	-	-	804,346	-	804,346
Issuance of common stock and warrants pursuant to February 2025 Offering, net of offering costs paid at closing and deferred offering costs (Note 7)	-	-	75,176	8	908,619	-	-	908,627	-	908,627
Issuance of common stock upon exercise of Pre-Funded Warrants	-	-	96,300	9	1,917	-	-	1,926	-	1,926
Issuance of shares for annual performance bonuses, net of shares withheld for taxes	-	-	3,953	-	103,544	-	-	103,544	-	103,544
Share-based compensation expense	-	-	-	-	142,645	-	-	142,645	-	142,645
Net foreign translation loss	-	-	-	-	-	-	(9,904)	(9,904)	-	(9,904)
Net loss	-	-	-	-	-	(1,876,549)	-	(1,876,549)	(752)	(1,877,301)
Share rounding adjustment for 1:5 Reverse Stock Split	-	-	(7)	-	-	-	-	-	-	-
Balance— March 31, 2025 (unaudited)	76,480	$9,567,439	368,250	$36	$36,821,699	$(42,404,506)	$125,567	$4,110,235	$(81,346)	$4,028,889
Share-based compensation expense	-	-	-	-	34,503	-	-	34,503	-	34,503
Net foreign translation gain	-	-	-	-	-	-	17,242	17,242	-	17,242
Net loss	-	-	-	-	-	(1,733,726)	-	(1,733,726)	(1,204)	(1,734,930)
Balance— June 30, 2025 (unaudited)	76,480	$9,567,439	368,250	$36	$36,856,202	$(44,138,232)	$142,809	$2,428,254	$(82,550)	$2,345,704

(1) Prior periods presented have been adjusted to reflect the 1:4 reverse stock split on January 20, 2026.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

60 DEGREES PHARMACEUTICALS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,355,741)	$(3,612,231)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	33,651	15,930
Amortization	23,025	20,545
Amortization of Capitalized Share-Based Payments	96,005	88,235
Share-Based Compensation under Equity Incentive Plan	126,502	177,148
Change in Fair Value of Derivative Liabilities	10,232	135,342
Change in Inventory Reserve	(251,677)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(57,396)	191,714
Prepaid and Other Assets	(381,580)	263,911
Inventory	30,656	(356,657)
Accounts Payable and Accrued Liabilities	(251,082)	9,739
Accrued Interest, net	4,125	18,830
Net Cash Used in Operating Activities	(4,973,280)	(3,047,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalization of Patents	(33,048)	(7,165)
Purchases of Fixed Assets	(30,000)	(50,001)
Acquisition of Intangibles	(64,376)	-
Maturities of Short-Term Investments	1,235,000	1,708,000
Net Cash Provided by Investing Activities	1,107,576	1,650,834

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from ATM Offering	3,369,752	-
Net Proceeds from January 2025 Offering	-	804,346
Net Proceeds from February 2025 Offering	-	908,627
Shares Withheld for Net Share Settlement of Performance Bonuses	-	(18,000)
Proceeds from Exercise of Pre-Funded Warrants	-	1,926
Net Cash Provided by Financing Activities	3,369,752	1,696,899

Effect of Exchange Rate Changes on Cash	8,493	7,338

Change in Cash and Cash Equivalents	(487,459)	307,577
Cash and Cash Equivalents—Beginning of Period	1,510,065	1,659,353
Cash and Cash Equivalents—End of Period	$1,022,606	$1,966,930

NONCASH INVESTING/FINANCING ACTIVITIES
Purchases of Fixed Assets included in Accounts Payable	$-	$10,000
Capitalized Patent Costs included in Accounts Payable	$1,419	$-
Capitalized Software Costs included in Accounts Payable	$8,503	$-
Gross Shares Issued for Annual Performance Bonuses	$-	$121,544

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

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmacetical industry including, but not limited to, the risks associated with developing product candidates and successfully launching and commercializing its drug/device combination products, the Company’s ability to obtain regulatory approval of such products in the United States and other geography markets, the uncertainty of the broad adoption of its approved products by physicians and consumers, and significant competition.

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

Going Concern

The Company’s future results are subject to substantial risks and uncertainties. Since its inception, the Company has not demonstrated the ability to generate enough revenues to date to cover operating expenses and has accumulated losses to date. At June 30, 2026, the Company had cash and cash equivalents totaling $1,022,606, as compared to cash and cash equivalents totaling $1,510,065 at December 31, 2025. During the six months ended June 30, 2026, the Company used cash of $4,973,280 in its operating activities. The Company’s capital commitments over the next twelve months include interest and principal payments on the Company’s debt arrangement of $8,772, $1,218,119 to satisfy accounts payable and accrued expenses, and $13,892 payable under its short-term lease arrangement. In addition, the Company is subject to certain royalty obligations based on future net product sales (See Note 12). Based on current internal projections, taking into consideration the net proceeds of approximately $0.7 million received from the July 2026 PIPE public offering following approximately $3.8 million in net proceeds received through the 2025 ATM Agreement and related prospectus supplements between October 2025 and March 2026, we estimate that we will have sufficient funds to remain viable through early-October 2026.

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

Reverse Stock Splits

Following stockholder approval in November 2024, the Company effected a reverse stock split at a ratio of 1:5, which was effective as of February 24, 2025 (the “1:5 Reverse Stock Split”). Following stockholder approval in October 2025, the Company effected an additional reverse stock split at a ratio of 1:4 (the “1:4 Reverse Stock Split” and together with the 1:5 Reverse Stock Split, the “Reverse Stock Splits”). Beginning January 20, 2026, the common stock traded on The Nasdaq Capital Market on a split adjusted basis.

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

Significant customers represent any customer whose business makes up 10% of receivables or revenues. At June 30, 2026, significant customers represented 100% of receivables (consisting of one significant customer at 100%), and 97% of receivables at December 31, 2025 (consisting of three total customers and one significant customer). For the three months ended June 30, 2026, significant customers comprised 92% of total net product revenues (consisting of two total customers and one significant customers). For the six months ended June 30, 2026, significant customers comprised 92% of total net product revenues (consisting of two total customers and one significant). For the three months ended June 30, 2025, significant customers comprised 99% of total net product revenues (consisting of three total customers and two significant customers). For the six months ended June 30, 2025, 95% of total net product revenues (consisting of three total customers and two significant customers) were generated from significant customers.

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

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalents and short-term investments, each as reported on the consolidated condensed balance sheets. Total consolidated cash and cash equivalents and short-term investments were $1,022,606 and $2,750,786 as of June 30, 2026 and December 31, 2025, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic No. 815, Derivatives and Hedging (“ASC 815”). The classification of derivative financial instruments is reassessed each reporting period. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations, as a component of other income or expense as change in fair value of derivative liabilities. As of June 30, 2026, derivative liabilities consist of contingent payment arrangements. The Company uses a probability-weighted expected return method to determine the fair value of these instruments.

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

Equity-Classified Warrants

As of June 30, 2026, the Company accounts for all outstanding warrants to purchase common stock as equity-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the respective issuance dates and as of each subsequent reporting period while the warrants are outstanding.

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

The Company receives the majority of its revenues from sales of its Arakoda product to resellers in the US and abroad. Revenue is recognized when control of the product transfers to the distributor and a receivable is recorded. The distributor subsequently resells the product to end customers. Historically, the shipments to Australia and Europe were further subject to profit sharing agreements for boxes sold to customers.

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

The Company recorded $598,653 and $231,912 in research and development costs during the three months ended June 30, 2026 and 2025, respectively, ($880,117 and $602,725 for the six months ended June 30, 2026 and 2025, respectively). The Company has also issued shares of common stock to nonemployees in exchange for research and development services. The Company recognizes prepaid research and development costs on the grant date, as defined in FASB ASC Subtopic No. 718, Compensation - Stock Compensation. See Note 11 for further details.

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

The Company’s financial instruments recorded at fair value on a recurring basis at June 30, 2026, and December 31, 2025 include the derivative liability associated with the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control, which is carried at fair value based on Level 3 inputs. The Company uses a probability-weighted expected return method to determine the fair value of the contingent milestone payment using significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. See Note 9 for more information on Derivative Liabilities.

Liabilities measured at fair value at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$384,973	$384,973
Total	$-	$-	$384,973	$384,973

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative Liabilities	$-	$-	$374,741	$374,741
Total	$-	$-	$374,741	$374,741

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

A rollforward of liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2026 and 2025 is presented in Note 9 – Derivative Liabilities.

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

Certificates of deposit, classified as cash equivalents or short-term investments depending on the instrument’s original time to maturity, are measured at amortized cost, which approximates fair value as of June 30, 2026 and December 31, 2025.

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

Exchange rates along with historical rates used in these financial statements are as follows:

	Average Exchange Rate
	Three Months Ended June 30,				Six Months Ended June 30,				As of
Currency	2026		2025		2026		2025		June 30, 2026		December 31, 2025
1 AUD =	0.71	USD	0.64	USD	0.70	USD	0.63	USD	0.69	USD	0.67	USD

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 14, 2026, which is the date the financial statements were issued. See Note 13.

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

3. INVENTORY

Inventory consists of the following major classes:

	June 30, 2026	December 31, 2025
Raw Material (API)	$60,062	$75,662
Work in Process	-	446,957
Finished Goods	817,883	385,982
Total Inventory	877,945	908,601
Reserve for Expiring Inventory	-	(251,677)
Inventory	$877,945	$656,924

The Company regularly monitors its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated net realizable value, and records write-downs for inventory that has expired, inventory that has a cost basis in excess of its estimated net realizable value, and inventory in excess of expected sales requirements. Any write-downs of inventories are charged to cost of revenues in the consolidated condensed statements of operations and comprehensive loss.

The Company has reduced its reserve for expiring inventory to $0 at June 30, 2026 from $251,677 at December 31, 2025, as the current finished goods have an expiry of July 31, 2029 at June 30, 2026 compared to expiries of either September 30, 2026 or October 31, 2026 at December 31, 2025. The reduction in the reserve was driven by the write-off of expired inventory in the current period, resulting in a higher proportion of recoverable inventory remaining on hand.

During the three and six months ended June 30, 2026, write downs for expired inventory were $27,842 and $24,346, ($0 and $35 for the three and six months ended June 30, 2025). The six-month amount is net of a $9,946 reversal recorded during the three months ended March 31, 2026 of amounts previously accrued for inventory destruction.

4. PROPERTY AND EQUIPMENT

Property and Equipment, net consists of:

	June 30, 2026	December 31, 2025
Lab Equipment	$396,791	$366,791
Machinery	55,800	55,800
Computer Equipment	11,598	11,598
Furniture	3,030	3,030
Property and Equipment, at cost	467,219	437,219
Accumulated Depreciation	(224,505)	(190,854)
Property and Equipment, net	$242,714	$246,365

Depreciation expense for the three months ended June 30, 2026 and 2025 was in the amount of $16,950 and $9,236, respectively ($33,651 and $15,930 for the six months ended June 30, 2026 and 2025, respectively).

5. INTANGIBLE ASSETS

Intangible Assets, net consists of:

	June 30, 2026	December 31, 2025
Patents	$241,896	$207,428
Website Development Costs	204,501	131,622
Intangible Assets, at cost	446,397	339,050
Accumulated Amortization	(137,714)	(114,689)
Intangible Assets, net	$308,683	$224,361

During the three months ended June 30, 2026 and 2025, the Company capitalized website development related costs of $61,439 and $0, respectively, in connection with the upgrade and enhancement of functionality of the corporate website at www.60degreespharma.com ($72,879 and $0 for the six months ended June 30, 2026 and 2025, respectively). Amortization expense for the three months ended June 30, 2026 and 2025, was in the amount of $13,860 and $10,442, respectively ($23,025 and $20,545 for the six months ended June 30, 2026 and 2025, respectively). During the three and six months ended June 30, 2026 and 2025 there were no write-downs for expired or obsolete patents.

The following table summarizes the estimated future amortization expense for our patents and website development costs as of June 30, 2026:

Period	Patents	Website Development Costs
2026 (remaining six months)	$5,559	$21,630
2027	7,416	36,532
2028	7,416	32,423
2029	7,416	4,470
2030	7,416	-
Thereafter	31,856	-
Total	$67,079	$95,055

The Company has recorded $146,548 in capitalized patent expenses that will become amortizable as the patents they are associated with are awarded.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payables and accrued expenses consists of:

	June 30, 2026	December 31, 2025
Accrued clinical trial expenses	$354,881	$623,777
Accrued professional fees	154,366	291,173
Accrued compensation and benefits	79,479	17,930
Accrued royalties	36,205	52,192
Accrued other	593,188	474,207
Total Accounts payable and accrued expenses	$1,218,119	$1,459,279

7. SHAREHOLDERS' EQUITY

Pursuant to the Certificate of Incorporation of 60 Degrees Pharmaceuticals, Inc., the Company’s authorized shares consist of (a) 150,000,000 shares of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 80,965 have been designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of June 30, 2026, 2,659,288 shares of Common Stock and 76,480 shares of Series A Preferred Stock are issued and outstanding.

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

2025 ATM Agreement

On September 5, 2025, the Company entered into an At-The-Market Sales Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to which the Company was permitted to offer and sell shares of its common stock from time to time for aggregate gross sales proceeds of up to $1,397,532 (the “2025 ATM Offering”). As compensation for acting as the sales agent for the 2025 ATM Offering, Wainwright was entitled to a commission of 3.0% of the gross proceeds from sales of shares in the 2025 ATM Offering.

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

Warrant Exercises

During the six months ended June 30, 2026 and 2025 the Company issued 0 and 96,300 shares of common stock upon the exercise of 0 and 96,300 pre-funded warrants, respectively, resulting in proceeds to the Company of $0 and $1,926, respectively.

Common Stock Warrants

As of June 30, 2026, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and six months ended June 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2025	1,896,928	$23.29	2.57
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2026	1,896,928	$23.29	2.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2026	1,896,928	$23.29	2.07
Total exercisable, June 30, 2026	1,896,928	$23.29	2.07

The following table presents a summary of the activity for the Company’s equity-classified warrants during the three and six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Total outstanding, December 31, 2024(1)	441,277	$70.37	3.26
Granted	186,807	14.24	2.00
Exercised	(96,300)	0.02	Indefinite
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, March 31, 2025	531,784	$63.39	2.60
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Total outstanding, June 30, 2025	531,784	$63.39	2.60
Total exercisable, June 30, 2025	531,784	$63.39	2.60

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

Dividends - From and after the date of issuance of any share of Series A Preferred Stock, cumulative dividends shall accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 6.0% per annum on the sum of the Liquidation Value (as defined below). Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Series A Preferred Stock. On March 31 of each calendar year, any accrued and unpaid dividends shall accumulate and compound on such date, and are cumulative until paid or converted. Holders of shares of Series A Preferred Stock are entitled to receive accrued and accumulated dividends prior to and in preference to any dividend, distribution, or redemption on shares of Common Stock or any other class of securities that is designated as junior to the Series A Preferred Stock. During the three and six months ended June 30, 2026, dividends in the amount of $134,307 and $259,619 accrued on outstanding shares of Series A Preferred Stock ($126,705 and $244,863 during the three and six months ended June 30, 2025). As of June 30, 2026, cumulative dividends on outstanding shares of Series A Preferred Stock amount to $1,464,691. To date, the Company has not declared or paid any dividends.

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

8. DEBT

On May 14, 2020, the Company received COVID-19 EIDL lending from the U.S. Small Business Administration (SBA) in the amount of $150,000. The loan bears interest at an annual rate of 3.75% calculated on a monthly basis. Monthly payments of $731 were required beginning in November 2022, with a final balloon payment equal to the remaining principal due at the maturity date of October 12, 2050. The balance as of June 30, 2026 and December 31, 2025 was $151,179 and $152,775, respectively. The current maturity at June 30, 2026 is $2,003 and the long-term liability is $149,176 ($8,772 and $144,003 at December 31, 2025, respectively). The loan is collateralized by all tangible and intangible personal property of the Company. The Company is prohibited from accepting future advances under any superior liens on the collateral without the prior consent of SBA.

The current future payment obligations of the principal are as follows:

Period	Principal Payments
2026 (remaining six months)	$403
2027	3,216
2028	3,323
2029	3,466
2030	3,598
Thereafter	136,024
Total	$150,030

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

As of June 30, 2026 and December 31, 2025, derivative liabilities consist of the contingent milestone payment due to Knight Therapeutics, Inc. (“Knight”), a former lender of the Company, as required by the Debt Conversion Agreement executed between the Company and Knight on January 9, 2023, as subsequently amended (the “Knight Debt Conversion Agreement”). Key points of this agreement were as follows:

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

The valuation of the contingent milestone payment requires significant judgment and is sensitive to changes in assumptions related to the expected timing of payment, the likelihood of potential exit scenarios, and the selected discount rate. In developing these assumptions, management considers various qualitative and quantitative factors, including the anticipated progression toward clinical, commercial, and profitability milestones and the potential for a strategic transaction following achievement of each milestone. These factors are evaluated collectively to assess the probability‑weighted timing of the contingent payment under each potential exit scenario reflected in the valuation. As of June 30, 2026 and December 31, 2025, the discount rates applied in the valuation were 14.00% and 12.49%, respectively.

Changes in any of the assumptions used in the valuation could result in a materially different fair value measurement and, as a result, could lead to materially different gains or losses recognized in consolidated condensed statements of operations and comprehensive loss upon recurring remeasurement.

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and six months ended June 30, 2026:

Contingent Milestone Payment
Derivative liabilities - December 31, 2025	$374,741
Change in fair value	4,567
Derivative liabilities - March 31, 2026	$379,308
Change in fair value	5,665
Derivative liabilities - June 30, 2026	$384,973

A reconciliation of the beginning and ending balances for the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and six months ended June 30, 2025:

Contingent Milestone Payment
Derivative liabilities - December 31, 2024	$640,830
Change in fair value	(5,105)
Derivative liabilities - March 31, 2025	$635,725
Change in fair value	140,447
Derivative liabilities - June 30, 2025	$776,172

Changes in the fair value of derivative liabilities are included in other income (loss) in the accompanying consolidated condensed statements of operations and comprehensive loss. During the six months ended June 30, 2026 and 2025, the Company recorded a net loss on the change in the fair value of derivative liabilities of $(10,232) and $(135,342), respectively.

10. INCOME TAXES

The Company did not record a federal income tax provision or benefit for the three and six months ended June 30, 2026 and 2025 due to taxable losses.

11. SHARE-BASED COMPENSATION

The following is a summary of share-based compensation expenses reported in the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and Development	$29,368	$-	$29,828	$-
General and Administrative Expenses	69,037	78,620	192,679	265,383
Total Share-Based Compensation Expense Included in Operating Expenses	$98,405	$78,620	$222,507	$265,383

Share-Based Compensation under 2022 Equity Incentive Plan

On November 22, 2022, the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to eligible employees, directors and consultants, to be granted from time to time by the Board of Directors of the Company. To date, the Company has granted shares of common stock, restricted stock units, stock options to employees, nonemployees, and directors under the 2022 Plan. As of June 30, 2026, the number of remaining shares available for issuance under the 2022 Plan is equal to 87,784.

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

There were no stock options granted during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, Company granted a total of 0 and 30,000 stock options at a weighted average per share exercise price of $0 and $26.20. These options are subject to vesting annually in five equal tranches, with the first 20% tranche fully vested on the date of grant and thereafter, vest on the last date of each fiscal year beginning December 31, 2025. The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $18.20.

The following table summarizes the significant assumptions used in determining the fair value of options granted during the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average grant date fair value	N/A	N/A	N/A	$18.20
Risk-free interest rate	N/A	N/A	N/A	4.36%
Expected volatility	N/A	N/A	N/A	90.00%
Expected term (years)	N/A	N/A	N/A	4.50
Expected dividend yield	N/A	N/A	N/A	0.00%

For the three months ended June 30, 2026 and 2025, the Company recognized $46,978 and $34,503 of compensation expense related to stock option awards, respectively ($126,502 and $177,148 for the six months ended June 30, 2026 and 2025).

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

For the three and six months ended June 30, 2026, the Company granted 7,500 and 27,500 RSUs, respectively, under this agreement with a weighted average grant date fair value of $2.10 per share, all of which vested in full on the grant date. The Company recognized stock-based compensation expense of $12,475 and $57,875 related to these vested RSUs during the three and six months ended June 30, 2026, respectively.

For the three and six months ended June 30, 2025, no RSUs were granted or vested, and the Company recognized no stock-based compensation expense related to RSUs.

Share-Based Payments to Vendors for Services

In 2023, the Company issued shares of common stock as share-based payments to certain vendors in exchange for services to be rendered to the Company in the future. For fully vested, nonforfeitable equity instruments that are granted at the date the Company and a nonemployee enter into an agreement for goods or services, the Company recognizes the fair value of the equity instruments as a prepaid asset on the grant date, as defined in ASC 718. The corresponding cost is expensed over the service period depending on the specific facts and circumstances of the agreement with the nonemployee. As of June 30, 2026, the remaining unamortized balance of prepaid assets related to these share-based payments for which the grant date criteria has been met is $99,533 ($195,887 at December 31, 2025), which is presented as a component of prepaid and other assets on the accompanying consolidated condensed balance sheets. The remaining $99,533 will be recognized as the related research and development services are provided, which the Company estimates will occur within one year.

The agreements with the nonemployees do not include any provisions to claw back the share-based payments in the event of nonperformance by the nonemployees. Subject to applicable federal and state securities laws, the nonemployees can sell the received equity instruments.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to a single lease with CXI Corp for its office space located in Washington, DC, which was most recently renewed in December 2025 for an additional one-year term that expires on March 31, 2027. As the term of the office lease is 12 months, the lease is not recorded on the balance sheet. The Company recognizes lease expense on this lease as short-term lease costs. Short-term lease costs were in the amount of $5,454 and $4,800 for the three months ended June 30, 2026 and 2025, respectively ($10,988 and $9,767 for the six months ended June 30, 2026 and 2025, respectively).

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

Commitments

The Company has non-cancelable purchase obligations totaling $468,960, payable to its manufacturer Piramal, contingent upon the vendor meeting certain manufacturing milestones. $228,960 is expected to be payable around December 2026, with the remaining $240,000 is expected in March 2027. These amounts are not recognized on the consolidated balance sheet, as payment is contingent upon achievement of future events.

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations.

Contingent Compensation

Following the Company’s IPO and the conversion of the outstanding debt pursuant to the Knight Debt Conversion Agreement as discussed in Note 9, the Company is obligated to pay Knight a contingent milestone payment of $10 million if the Company sells Arakoda or if a Change of Control occurs. The Company accounts for the contingent milestone payment as a derivative liability (See Note 9).

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

On December 20, 2024, the Company entered into a Patent License Agreement with Tufts Medical Center (“Tufts MC”), in which the Company obtained a license to research and commercialize the licensed technology with respect to the use of tafenoquine for treatment and/or prevention of babesiosis (the “Tufts MC Agreement”). The term of the Tufts MC Agreement will continue until the expiration or final abandonment of the last patent application or issued patent for the use of tafenoquine for treatment and/or prevention of babesiosis, unless terminated earlier by the parties. On the earlier of (x) the date of patent issuance or (y) the date of regulatory approval for the use of tafenoquine product in treatment of babesiosis, the Company must make royalty payments equal to 4% of Net Sales (as defined in the Tufts MC Agreement) for tafenoquine sold in a format labeled for use in the treatment of babesiosis or 2% of Net Sales for 60P products that are not sold in a format labeled for use in the treatment of babesiosis. In addition, for all sublicense revenue received by 60P from sales of sublicensed products, the Company must make royalty payments equal to 20% of the revenue received by the Company for sales of tafenoquine sold in a format labeled for use in the treatment of babesiosis or 10% for sales of tafenoquine that are not sold in a format labeled for use in the treatment of babesiosis. As of June 30, 2026, the royalty period has not commenced, thus no accruals have been made.

Accrued royalties are included within the accounts payable and accrued expenses line item on the accompanying consolidated condensed balance sheets. As of June 30, 2026 and December 31, 2025, accrued royalties were $36,206 and $52,192, respectively. For the three months ended June 30, 2026, the Company recorded $16,773 of expense related to the royalty agreements ($9,307 for the three months ended June 30, 2025). For the six months ended June 30, 2026, the Company recorded $30,463 of royalty expense ($22,679 for the six months ended June 30, 2025).

Litigation, Claims and Assessments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. On May 19, 2026, the FDA notified the Company that they objected to the Company marketing the Australian Chestnut Extract as a dietary supplement. As of June 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2026, which is the date the financial statements were issued.

Knight Therapeutics Inc. Share Conversion

On July 22, 2026, the Company converted 8,400 shares of Series A Preferred Stock, respectively, held by Knight Therapeutics Inc. into 658,629 shares of common stock.

July 2026 Offering

On July 30, 2026, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company sold, in a PIPE public offering, 191,571 shares of common stock at a purchase price of $1.74 per share and 383,142 pre-funded warrants at a purchase price of $1.739 per pre-funded warrant. The investors also received Series A warrants to purchase up to 574,713 shares of common stock (the "Series A Warrants") and Series B warrants to purchase up to 574,713 shares of common stock (the "Series B Warrants" and together with the Series A Warrants, the "Warrants"). The pre-funded warrants have an exercise price of $0.001 per share and are exercisable immediately until exercised in full. The Series A Warrants have an exercise price of $1.74 per share and are exercisable immediately upon issuance until the fifth anniversary of the effective date of the registration statement covering the resale of the shares issuable upon exercise of the Warrants. The Series B Warrants have an exercise price of $1.74 per share and are exercisable until the twenty-four month anniversary of the effective date of the registration statement covering the resale of the shares issuable upon exercise of the Warrants

As compensation for acting as placement agent for the offering, the Company also issued to H.C. Wainwright & Co., LLC warrants to purchase up to 43,103 shares of common stock. These placement agent warrants have an exercise price of $2.175 per share, are exercisable immediately upon issuance and expire five years from the date of issuance.

Concurrently with the offering, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock and shares issuable upon exercise of the warrants issued in the offering.

The offering closed on July 31, 2026 and resulted in gross proceeds of approximately $999,809 and net proceeds to the Company of approximately $739,809, after deducting placement agent fees and other offering expenses payable by the Company.

Issuance of Shares of Common Stock

On July 23, 2026, pursuant to the consulting agreement described in Note 11, the Company issued 7,500 shares of common stock to the consultant in settlement of RSUs granted in May, June and July 2026.

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

Business Developments

The following highlights significant business developments in our business during the quarter ended June 30, 2026:

●

On April 15, 2026, we commenced our partnership with Runway Health, a direct-to-patient telehealth platform, to expand pre-departure access to Arakoda for prevention of malaria among international travelers through the Runway Health travel medicine platform.

●	On May 19, 2026, we received a letter from U.S. Food and Drug Administration (FDA) regarding Australian Chestnut Extract and their objection to us marketing it as a dietary supplement.

●	On June 11, 2026, we announced the signing of a patent license with Florida State University (“FSU”) for the non-prescription use of Australian Chestnut extract as a botanical supplement.

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

Due to the decline in our stock price, as of June 30, 2026, we did not have available capacity to sell additional shares under the 2025 ATM Agreement and related prospectus supplements based on the limitations of General Instruction I.B.6 of Form S-3, which restricts the aggregate market value of securities we may sell during any 12-month period to one-third of our public float. Our ability to resume sales under the 2025 ATM Agreement and related prospectus supplements will depend on future increases in our stock price or the passage of time such that prior sales are no longer counted within the trailing 12-month measurement period.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $1,022,606 ($1,510,065 as of December 31, 2025). For the six months ended June 30, 2026 and 2025, our net cash used in operating activities was $4,973,280 and $3,047,494, respectively. To date, we have financed our operations primarily through the issuance of common stock, warrants to purchase common stock, and proceeds from the issuance of convertible debt and promissory notes. Based on current internal projections, taking into consideration the net proceeds of approximately $0.7 million received from the July 2026 PIPE public offering following approximately $3.8 million in net proceeds received through the 2025 ATM Agreement and related prospectus supplements between October 2025 and March 2026, we estimate that we will have sufficient funds to remain viable through early-October 2026. However, based on our cash forecasts and planned operating expenditures, we do not currently have sufficient cash and cash equivalents to fund our operating plan for at least the next 12 months from the date of issuance of these financial statements, which raises substantial doubt about our ability to continue as a going concern. Our plans to address these conditions, which include additional equity financings and potential business development transactions, are not currently sufficient to alleviate this substantial doubt. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the near future. However, we cannot assure you that we will be able to raise additional capital on acceptable terms, or at all.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2026:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
Principal obligations on the debt arrangements	$150,030	$2,003	$6,663	$7,196	$134,168
Interest obligations on the debt arrangements	91,325	6,769	10,881	10,348	63,327
Accounts payable and accrued expenses	1,218,119	1,218,119	-	-	-
Total	$1,459,474	$1,226,891	$17,544	$17,544	$197,495

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the achievement of certain milestones. These contingent milestones may or may not be achieved. We have not included any of these amounts in the table above as we cannot estimate or predict when, or if, these amounts will become due.

In addition, the Company has non-cancelable purchase obligations totaling $468,960, payable to its manufacturer Piramal, contingent upon the vendor meeting certain manufacturing milestones. $228,960 is expected to be payable around December 2026, with the remaining $240,000 is expected in March 2027. These amounts are not recognized on the consolidated balance sheet, as payment is contingent upon achievement of future events.

Components of Results of Operations

Product Revenues - net of Discounts and Rebates

We receive the majority of our product revenues from sales of our Arakoda product to resellers in the U.S. and abroad. Foreign sales to Europe are further subject to profit sharing agreements for boxes sold to customers. Sales to resellers in the US are subject to considerable discounts and rebates for services provided by our third-party logistics (“3PL”) partner and wholesalers and pharmacy benefit managers (“PBMs”). We recognize revenue when control of Arakoda transfers to our 3PL partner, which generally occurs upon shipment. We record product revenue net of estimated discounts, rebates, chargebacks and product returns in accordance with ASC 606. We estimate these forms of variable consideration using the expected value method and constrain estimates to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when the related uncertainties are resolved.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues associated with our products is primarily comprised of direct materials, shipping, manufacturing-related costs incurred in the production process, serialization costs, and inventory write-downs due to expiration.

Other Operating Revenues

Other operating revenues for the periods presented include research revenue earned from the Australian Tax Authority for research activities conducted in Australia. In 2025, other operating revenues also included research revenues associated with our contract with the United States Army Medical Material Development Activity (USAMMDA) for Arakoda supply chain upgrade support. We recognized research revenue related to the USAMMDA contract over time as qualifying costs were incurred, up to the maximum contractual funding amount. All funded activities under this contract were completed and fully reimbursed by December 31, 2025, and no additional amounts are expected to be earned under the arrangement. Currently, we are not engaging in research activity that would lead directly and immediately to research revenue.

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

Interest and Other Income, Net

We earn interest income from cash invested in interest-bearing accounts, as well as cash equivalents and short-term investments consisting of certificates of deposits with original maturities ranging from three to six months. Interest expense for the periods presented is limited to a single $150,030 SBA loan that bears interest at 3.75%. Other components of other income (loss) include changes in the fair value of derivative liabilities and other miscellaneous income or expenses.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	2026	2025
Product Revenues – net of Discounts and Rebates	$207,898	$100,932	$369,990	$264,484
Cost of Revenues	151,100	50,051	236,815	123,323
Gross Profit	56,798	50,881	133,175	141,161
Research Revenues	-	206,939	-	299,670
Net Revenue	56,798	257,820	133,175	440,831

Operating Expenses:
Research and Development	598,653	231,912	880,117	602,725
General and Administrative Expenses	1,729,247	1,632,236	3,619,121	3,355,372
Total Operating Expenses	2,327,900	1,864,148	4,499,238	3,958,097

Loss from Operations	(2,271,102)	(1,606,328)	(4,366,063)	(3,517,266)

Interest Expense	(1,403)	(1,221)	(2,792)	(3,011)
Change in Fair Value of Derivative Liabilities	(5,665)	(140,447)	(10,232)	(135,342)
Other Income, net	12,584	13,066	23,346	43,388
Total Interest and Other Income (Loss), net	5,516	(128,602)	10,322	(94,965)
Loss from Operations before Provision for Income Taxes	(2,265,586)	(1,734,930)	(4,355,741)	(3,612,231)
Provision for Income Taxes	-	-	-	-
Net Loss including Noncontrolling Interest	(2,265,586)	(1,734,930)	(4,355,741)	(3,612,231)
Net Loss – Noncontrolling Interest	(1,060)	(1,204)	(2,001)	(1,956)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	$(2,264,526)	$(1,733,726)	$(4,353,740)	$(3,610,275)

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	2026	2025
Product Revenues – net of Discounts and Rebates	100.00%	100.00%	100.00%	100.00%
Cost of Revenues	72.68	49.59	64.01	46.63
Gross Profit	27.32	50.41	35.99	53.37
Research Revenues	-	205.03	-	113.30
Net Revenue	27.32	255.44	35.99	166.68

Operating Expenses:
Research and Development	287.96	229.77	237.88	227.89
General and Administrative Expenses	831.78	1,617.16	978.17	1,268.65
Total Operating Expenses	1,119.73	1,846.93	1,216.04	1,496.54

Loss from Operations	(1,092.41)	(1,591.50)	(1,180.05)	(1,329.86)

Interest Expense	(0.67)	(1.21)	(0.75)	(1.14)
Change in Fair Value of Derivative Liabilities	(2.72)	(139.15)	(2.77)	(51.17)
Other Income, net	6.05	12.95	6.31	16.40
Total Interest and Other Income (Loss), net	2.65	(127.41)	2.79	(35.91)
Loss from Operations before Provision for Income Taxes	(1,089.76)	(1,718.91)	(1,177.26)	(1,365.77)
Provision for Income Taxes	-	-	-	-
Net Loss including Noncontrolling Interest	(1,089.76)	(1,718.91)	(1,177.26)	(1,365.77)
Net Loss – Noncontrolling Interest	(0.51)	(1.19)	(0.54)	(0.74)
Net Loss – attributed to 60 Degrees Pharmaceuticals, Inc.	(1,089.25)%	(1,717.72)%	(1,176.72)%	(1,365.03)%

Comparison of the Three Months Ended June 30, 2026 and 2025

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$207,898	$100,932	$106,966	105.98%
Cost of Revenues	151,100	50,051	101,049	201.89
Gross Profit	$56,798	$50,881	$5,917	11.63%
Gross Margin %	27.32%	50.41%

Product Revenues - net of Discounts and Rebates

For the three months ended June 30, 2026, product revenues – net of discounts and rebates were $207,898, compared to $100,932 for the same period in 2025, an increase of $106,966, or 105.98%. The increase was attributable to two factors. First, the prior-year period was affected by a shortage of Arakoda 16-ct boxes, as previously disclosed, while new product lots underwent commercial validation at our secondary packager. Second, during the current period our third-party logistics partner (“3PL”) agreed to carry higher inventory levels on a continuing basis, after deliveries to wholesalers and pharmacies were delayed at prior inventory levels. As a result, shipments to our 3PL in the current period exceeded sell-through to pharmacies by approximately $200,000. We do not expect this increase in channel inventory to recur, and revenue for the current period is not indicative of future quarterly revenue.

For the three months ended June 30, 2026, our 3PL, which purchases product from us and resells it to three large U.S. pharmaceutical wholesalers and to a compounding pharmacy, Infuserve America (“IA”), accounted for 92% of total net product sales of Arakoda (compared to 21% in the prior-year period), IA accounted for 0% (compared to 78%), and Kodatef sales to our Australian distributor accounted for 8% (compared to 1% in the prior-year period). During the shortage described above, we imported Kodatef from Australia under a temporary FDA authorization that facilitated patient access, and sold it directly to IA, which dispensed it to patients. That authorization has expired, and IA has since resumed purchasing through our 3PL.

We recognize revenue on transfer of control of product to our 3PL, which generally occurs upon shipment. Unit volumes described below as sold to pharmacies and dispensaries, and volumes reported by our distributors in Australia and Europe, represent sell-through to their respective customers and are not directly correlated to the revenue we recognize in any period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. Our 3PL partner receives a distribution rebate of 10% of amounts invoiced and a 2% discount conditional on prompt payment, and we pay our 3PL partner a fixed fee of $5,500 per month together with data fees incurred in connection with serialization and distribution requirements. The product is then transferred usually to one of the three large U.S. pharmaceutical wholesalers or to IA, where rebates are 10% of their purchases from 3PL. Under our partnership with GoodRx, which commenced on February 2, 2026, eligible patients may obtain savings of up to 30% on Arakoda; amounts recorded under that program, including associated program fees, were $13,294 for the three months ended June 30, 2026. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. Because rebates payable to wholesalers and PBMs are paid to parties that are not our customers, we account for them as variable consideration rather than as trade discounts. We estimate these forms of variable consideration using the expected value method and constrain estimates to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when the related uncertainties are resolved. Total discounts and rebates for the three months ended June 30, 2026 were $162,350, an increase of $79,546, or 96%, from $82,804 in the prior-year period. As a percentage of gross product sales, discounts and rebates were 29.6% and 45.4% in the current and prior-year periods, respectively. The decrease reflects the conclusion of the temporary IA arrangement, under which a substantially higher proportion of sales were subject to PBM rebates.

Product returns for the three months ended June 30, 2026 were $178,659, compared to a net credit of $1,232 in the prior-year period. Returns consist of authorized returns of expired product from our 3PL and returns from wholesalers and pharmacies processed through a third-party administrator for destruction. The increase was primarily attributable to the expiration of product lots held in the distribution channel. As a percentage of gross product sales, returns were 32.6% in the current period.

For the three months ended June 30, 2026, the equivalent of 1,287 16-ct boxes were sold to U.S. pharmacies and dispensaries. Sales volume sold through increased by 19% from 1,082 16-ct box equivalents sold to U.S. pharmacies and dispensaries for the three months ended June 30, 2025. As previously disclosed, we report Arakoda unit sales in 16-ct box equivalents following the introduction of the 8-ct bottle in June 2025.

Kodatef sales to our distributor Biocelect in Australia for the three months ended June 30, 2026 were $15,808 ($1,219 for the three months ended June 30, 2025). Biocelect, which acts as a distributor in the Australian and New Zealand markets, reported a 26% year-over-year increase in sell-through, with 497 boxes sold to its customers for the three months ended June 30, 2026, compared to 396 boxes for the three months ended June 30, 2025. As of June 30, 2026, no receivables were due from Biocelet (none as of December 31, 2025).

We ship Arakoda to our European distributor, Scandinavian Biopharma (“SB”), periodically rather than each quarter, and did not recognize revenue on shipments to SB during either period presented. SB reported 103 boxes sold during the three months ended June 30, 2026, representing a 6% decrease from the 110 boxes sold during the three months ended June 30, 2025.

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $151,100 for the three months ended June 30, 2026, as compared to $50,051 for the three months ended June 30, 2025. In 2025, total cost of revenues was uniquely low as the FDA allowed us to import and sell lower cost per unit Kodatef on a temporary basis due to stock out of Arakoda. As a result of no longer selling Kodatef in the US in 2026, gross margin % decreased to 27.32% for the three months ended June 30, 2026, from 50.41% in the prior-year period. Still, our gross profit increased by $5,917 to $56,798 for the three months ended June 30, 2026, from $50,881 in the prior-year period.

Other Operating Revenues

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Research Revenues	$-	$206,939	$(206,939)	(100.00)%

The research revenues earned by us were none for the three months ended June 30, 2026, as compared to $206,939 for the three months ended June 30, 2025. The decrease in research revenues is primarily due to the USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda, which was fully utilized by the end of 2025. We recognized research revenues of $116,948 related to the USAMMDA grant for the three months ended June 30, 2025, compared to none for the three months ended June 30, 2026. Research revenues for the three months ended June 30, 2025 also included $954 earned from the Australian Tax Authority for qualifying research activities conducted in Australia. We recognized research revenue related to the USAMMDA contract over time as qualifying costs were incurred, up to the maximum contractual funding amount. All funded activities under this contract were completed and fully reimbursed by December 31, 2025, and no additional amounts are expected to be earned under the arrangement.

Operating Expenses

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Research and Development	$598,653	$231,912	$366,741	158.14%
General and Administrative Expenses	1,729,247	1,632,236	97,011	5.94
Total Operating Expenses	$2,327,900	$1,864,148	$463,752	24.88%

Research and Development

Research and development costs increased by $366,741 for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The increase was primarily driven by an earlier start to the tick season which increased costs for our hospitalization study. Otherwise, research and development costs incurred for the three months ended June 30, 2026 and 2025 primarily consisted of costs related to our babesiosis trials for tafenoquine. Direct trial-related costs represent 69% of the total research and development costs at $413,424 for the three months ended June 30, 2026, compared to 76% of the costs at $176,892 for the three months ended June 30, 2025.

General and Administrative Expenses

For the three months ended June 30, 2026, our general and administrative expenses increased by approximately 5.94% or $97,011 from the three months ended June 30, 2025. The increase was driven by higher sales, advertising, and promotion expenses ($571,231 vs. $395,097) and partially offset by lower investor outreach expenses ($226,702 vs. $365,523).

Interest and Other Income, net

	For the Three Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Interest Expense	$(1,403)	$(1,221)	$(182)	14.91%
Change in Fair Value of Derivative Liabilities	(5,665)	(140,447)	134,782	(95.97)
Other Income, net	12,584	13,066	(482)	(3.69)
Total Interest and Other Income (Loss), net	$5,516	$(128,602)	$134,118	(104.29)%

Interest Expense

For the three months ended June 30, 2026, we recognized $1,403 of interest expense ($1,221 for the three months ended June 30, 2025). Our interest expense for the periods presented primarily relates to our single outstanding loan from the SBA. Cash paid for interest expense was $2,197 and $2,193 for the three months ended June 30, 2026 and June 30, 2025, respectively.

Change in Fair Value of Derivative Liabilities

For the three months ended June 30, 2026, we recognized a net loss on the change in fair value of derivative liabilities of $5,665 compared to $140,447 for the three months ended June 30, 2025. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability. This method requires significant judgment and is sensitive to changes in assumptions related to the expected timing of payment, the likelihood of potential exit scenarios, and the selected discount rate. The losses recognized during the periods presented are non‑cash in nature and do not impact our liquidity or cash flows.

Other Income, net

For the three months ended June 30, 2026, we recognized $12,584 in other income compared to $13,066 for the three months ended June 30, 2025. For the three months ended June 30, 2026, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $12,584 ($15,687 for the three months ended June 30, 2025).

Comparison of the Six Months Ended June 30, 2026, and 2025

Product Revenues - net of Discounts and Rebates, Cost of Revenues, Gross Profit, and Gross Margin

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Product Revenues – net of Discounts and Rebates	$369,990	$264,484	$105,506	39.89%
Cost of Revenues	236,815	123,323	113,492	92.03
Gross Profit	$133,175	$141,161	$(7,986)	(5.66)%
Gross Margin %	35.99%	53.37%

Product Revenues - net of Discounts and Rebates

Our product revenues - net of discounts and rebates were $369,990 for the six months ended June 30, 2026, as compared to $264,484 for the six months ended June 30, 2025, an increase of $105,506, or 39.89%. Sell-through volume to pharmacies and dispensaries declined 4% over the same period, from 2,661 to 2,563 16-ct box equivalents. Revenue increased notwithstanding lower sell-through volume because the prior-year period was affected by a shortage of Arakoda 16-ct boxes, as previously disclosed, and because shipments in the current period exceeded sell-through as our 3PL moved to higher inventory levels. Revenue for the current period is not indicative of future results.

For the six months ended June 30, 2026, our third-party logistics partner (“3PL”), which purchases product from us and resells it to three large U.S. pharmaceutical wholesalers and to a compounding pharmacy, Infuserve America (“IA”), and IA accounted for 92% and 0% of our total net product sales of Arakoda, respectively, and Kodatef sales to our Australian distributor accounted for 8% of total net product sales (61%, 34%, and 5% for the six months ended June 30, 2025, respectively). During the shortage described above, we imported Kodatef from Australia under a temporary FDA authorization that facilitated patient access, and sold it directly to IA, which dispensed it to patients. That authorization has expired, and IA has since resumed purchasing through our 3PL. The introduction of a new 8-ct Arakoda bottle into the commercial supply chain in June 2025 also mitigated the shortage.

We recognize revenue on transfer of control of product to our 3PL, which generally occurs upon shipment. Unit volumes described as sold to pharmacies and dispensaries, and volumes reported by our distributors in Australia and Europe, represent sell-through to their respective customers and are not directly correlated to the revenue we recognize in any period.

We offer discounts and rebates to the civilian U.S. supply chain distribution channel. Our 3PL partner receives a distribution rebate of 10% of amounts invoiced and a 2% discount conditional on prompt payment, and we pay our 3PL partner a fixed fee of $5,500 per month together with data fees incurred in connection with serialization and distribution requirements. The product is then transferred usually to one of the three large U.S. pharmaceutical wholesalers or to IA, where rebates are 10% of their purchases from 3PL. Under our partnership with GoodRx, which commenced on February 2, 2026, eligible patients may obtain savings of up to 30% on Arakoda; amounts recorded under that program, including associated program fees, were $23,219 for the six months ended June 30, 2026. Lastly, we have relationships with several large pharmacy benefit managers (“PBMs”) that allow patients to purchase Arakoda at a discount. The rebate associated with PBMs ranges from 30% to 41.25% depending on the amount of coverage provided. Because rebates payable to wholesalers and PBMs are paid to parties that are not our customers, we account for them as variable consideration rather than as trade discounts. We estimate these forms of variable consideration using the expected value method and constrain estimates to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when the related uncertainties are resolved. For the six months ended June 30, 2026, discounts and rebates were $259,207 compared to $174,205 for the six months ended June 30, 2025. The increase reflects higher gross sales volume; as a percentage of gross U.S. product sales, discounts and rebates decreased period over period, reflecting the conclusion of the temporary IA arrangement, under which a substantially higher proportion of sales were subject to PBM rebates.

Product returns for the six months ended June 30, 2026 were $211,346, compared to a net credit of $18,025 for the six months ended June 30, 2025. Returns consist of authorized returns of expired product from our 3PL and returns from wholesalers and pharmacies processed through a third-party administrator for destruction. The increase was primarily attributable to the expiration of product lots held in the distribution channel.

Kodatef sales to our distributor Biocelect in Australia for the six months ended June 30, 2026 were $31,278 ($13,285 for the six months ended June 30, 2025). Biocelect, which acts as a distributor in the Australian and New Zealand market, reported a 9% year-over-year increase, the equivalent of 851 boxes sold for the six months ended June 30, 2026, compared to 782 boxes for the six months ended June 30, 2025. For the six months ended June 30, 2026, 900 boxes of Kodatef were sold to Biocelect (200 boxes for the six months ended June 30, 2025). Amounts we recognize as revenue reflect shipments to Biocelect, which are made periodically to replenish its inventory.

Arakoda sales volume in Europe has been flat. We ship Arakoda to our European distributor, Scandinavian Biopharma (“SB”), periodically rather than each quarter, and did not recognize revenue on shipments to SB during either period presented. For the six months ended June 30, 2026, SB  reported 180 boxes sold (183 boxes sold for the six months ended June 30, 2025).

Cost of Revenues, Gross Profit, and Gross Margin

Cost of revenues was $236,815 for the six months ended June 30, 2026, as compared to $123,323 for the six months ended June 30, 2025. The increase reflects higher unit volumes shipped together with a higher cost per unit. Cost of revenues in the prior-year period was uniquely low for three reasons: a substantial portion of product sold consisted of imported Kodatef, which does not require the child-resistant packaging applied to Arakoda in the United States and therefore carried a significantly lower cost per unit; the prior-year period included a higher proportion of 8-ct bottles, which carry a lower packaging cost per box equivalent; and product sold in the prior-year period was manufactured using active pharmaceutical ingredient acquired in 2018 at a lower cost per kilogram than the material used in current lots. Cost of revenues in the current period also included yield losses incurred during tableting, blistering and final packaging of new product lots, higher storage costs charged by our secondary packager, and the destruction of product lots that expired during the period. Yield losses are incurred only in periods in which new lots are produced. The Gross Margin % decreased from 53.37% for the six months ended June 30, 2025 to 35.99% for the six months ended June 30, 2026.

Other Operating Revenues

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Research Revenues	$-	$299,670	$(299,670)	(100.00)%

The research revenues earned by us were $0 for the six months ended June 30, 2026, as compared to $299,670 for the six months ended June 30, 2025. The decrease in research revenues is primarily due to the USAMMDA contract we were awarded in July 2024 to facilitate commercial validation of a new bottle and replacement blister packaging of Arakoda and the contract we signed with the University of Kentucky for tafenoquine clinical trial supply. We recognized research revenues of $0 related to the USAMMDA grant for the six months ended June 30, 2026 ($194,914 for the six months ended June 30, 2025). We recognized research revenues of $0 from the University of Kentucky for the six months ended June 30, 2026 ($89,302 for the six months ended June 30, 2025). Other research revenues were $0 for the six months ended June 30, 2026 ($15,454 for the six months ended June 30, 2025).

Operating Expenses

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Research and Development	$880,117	$602,725	$277,392	46.02%
General and Administrative Expenses	3,619,121	3,355,372	263,749	7.86
Total Operating Expenses	$4,499,238	$3,958,097	$541,141	13.67%

Research and Development

Research and development costs increased by $277,392  for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The increase is primarily attributable to having three Babesiosis trials fully active for the first time. Direct trial-related costs represent 73% of the total research and development costs at $638,959 for the six months ended June 30, 2026, compared to 75% of the costs at $452,525 for the six months ended June 30, 2025.

General and Administrative Expenses

For the six months ended June 30, 2026, our general and administrative expenses increased by approximately 7.86% or $263,749 from the six months ended June 30, 2025. For the six months ended June 30, 2026, we incurred significantly higher sales, advertising and promotion expenses at $1,092,408, up from $680,384 for the six months ended June 30, 2025. This was partially offset by decreased investor outreach expenses of $423,934 for the six months ended June 30, 2026, as compared to $759,211 for the six months ended June 30, 2025.

Interest and Other Income, net

	For the Six Months Ended June 30,
Consolidated Statements of Operations Data:	2026	2025	$ Change	% Change
Interest Expense	$(2,792)	$(3,011)	$219	(7.27)%
Change in Fair Value of Derivative Liabilities	(10,232)	(135,342)	125,110	(92.44)
Other Income, net	23,346	43,388	(20,042)	(46.19)
Total Interest and Other Income (Loss), net	$10,322	$(94,965)	$105,287	(110.87)%

Interest Expense

For the six months ended June 30, 2026, we recognized $2,792 of interest expense ($3,011 for the six months ended June 30, 2025). Our interest expense for the periods presented primarily relates to our single outstanding loan from the SBA. Cash paid for interest expense was $4,390 and $4,386 for the six months ended June 30, 2026 and June 30, 2025, respectively.

Change in Fair Value of Derivative Liabilities

For the six months ended June 30, 2026, we recognized a net loss on the change in fair value of derivative liabilities of $10,232 compared to $135,342 for the six months ended June 30, 2025. During the periods presented, derivative liabilities include the contingent milestone payment due to Knight upon a future sale of Arakoda or a Change of Control. We use a probability-weighted expected return method to estimate the fair value of this derivative liability. This method requires significant judgment and is sensitive to changes in assumptions related to the expected timing of payment, the likelihood of potential exit scenarios, and the selected discount rate. The losses recognized during the periods presented are non‑cash in nature and do not impact our liquidity or cash flows.

Other Income, net

For the six months ended June 30, 2026, we recognized $23,346 in other income compared to $43,388 for the six months ended June 30, 2025. For the six months ended June 30, 2026, we recognized interest income from cash invested in interest-bearing accounts and investments in certificates of deposit of $23,794 ($47,584 for the six months ended June 30, 2025).

Cash Flows

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net Cash (Used In) Provided By :
Operating Activities	$(4,973,280)	$(3,047,494)	$(1,925,786)	63.19%
Investing Activities	1,107,576	1,650,834	(543,258)	(32.91)
Financing Activities	3,369,752	1,696,899	1,672,853	98.58
Effect of Foreign Currency Translation on Cash Flow	8,493	7,338	1,155	15.74
Net (Decrease) Increase in Cash and Cash Equivalents	$(487,459)	$307,577	$(795,036)	(258.48)%

Cash Used in Operating Activities

Net cash used in operating activities was $4,973,280 for the six months ended June 30, 2026, as compared to $3,047,494 for the six months ended June 30, 2025. Our net cash used in operating activities increased primarily due to higher general and administrative expenses at $3,619,121 for the six months ended June 30, 2026 ($3,355,372 for the six months ended June 30, 2025), as a result of higher sales, advertising and promotion costs, as discussed above. In addition, cash outflows increased due to higher levels of vendor prepayments primarily due to initiating new API production at Piramal during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

Cash Provided by Investing Activities

Net cash provided by investing activities was $1,107,576 for the six months ended June 30, 2026, as compared to $1,650,834 for the six months ended June 30, 2025. For the six months ended June 30, 2026, we received proceeds of $1,235,000 from maturities of certain short-term investments in certificates of deposit ($1,708,000 for the six months ended June 30, 2025). The cash proceeds are partially offset by fixed asset purchases of $30,000 for the six months ended June 30, 2026 ($50,001 for the six months ended June 30, 2025). Additionally, for the six months ended June 30, 2026, we paid cash of $64,376 for capitalized website development costs associated with enhancements to the functionality of our corporate website. We did not have any cash outflows for capitalized website development costs for the six months ended June 30, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $3,369,752 for the six months ended June 30, 2026, as compared to $1,696,899 for the six months ended June 30, 2025. The increase in net cash provided by financing activities is attributable to higher net proceeds from the sale of common stock under our At-the-Market (ATM) Sales Agreement between January and March 2026, which exceeded the aggregate net proceeds of $1,712,973 received from our common stock and warrant offerings completed in January and February 2025.

The increase was partially offset by lower proceeds from warrant exercises, which were $0 for the six months ended June 30, 2026, compared to $1,926 for the six months ended June 30, 2025. In addition, during the six months ended June 30, 2025, we withheld shares valued at $18,000 to cover tax withholdings associated with the net share settlement of certain 2024 performance bonuses awarded to our executives. No such share withholding or net share settlement activity occurred during the six months ended June 30, 2026.

Effect of Foreign Currency Translation on Cash

Our foreign operations were small relative to U.S. operations for the six months ended June 30, 2026 and June 30, 2025, thus effects of foreign currency translation have been minor.

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

Derivative Liabilities

We assess the classification of our derivative financial instruments each reporting period, and determined that such instruments initially qualified for treatment as derivative liabilities as they met the criteria for liability classification under ASC 815. As of June 30, 2026, our derivative liabilities consist of contingent payment arrangements.

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

ITEM 4. Controls and Procedures. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2026, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026, due to the existence of material weaknesses in our internal control over financial reporting. These material weaknesses are described below:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Remediation of Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting relating to (1) inadequate design of policies and procedures, (2) lack of documentation, and (3) access control and segregation of duties. In our Annual Report, we indicated that we expected to remediate these material weaknesses during the first half of 2026.

The remediation efforts set out in our Annual Report are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. As of the date of this Quarterly Report, we have not yet completed the remediation of these material weaknesses. We continue to evaluate our internal control environment and intend to implement remedial measures as resources become available. Until such time as the material weaknesses are remediated, we will continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. There were no reportable litigation events during the quarter ended June 30, 2026.

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

In addition, Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain a minimum of $2,500,000 in stockholders’ equity. As of June 30, 2026, our stockholders’ equity attributable to 60 Degrees Pharmaceuticals, Inc. was approximately $2,614,185. We have incurred net losses in each quarter since our inception, and we expect to continue to incur losses for the foreseeable future. If we are unable to raise additional capital or reduce our operating losses, our stockholders’ equity may fall below the $2,500,000 minimum required by Nasdaq, which could result in delisting proceedings. A delisting of our common stock would adversely affect the liquidity and market price of our shares and could impair our ability to raise capital on acceptable terms, or at all.

Further, in 2026, Nasdaq proposed a new listing rule that would require companies listed on The Nasdaq Capital Market to maintain a minimum market value of listed securities of $5,000,000. Although this proposed rule has been stayed and is not currently in effect, there can be no assurance that it will not be adopted or reinstated in the future. If such a rule becomes effective, we cannot guarantee that we will be able to maintain compliance with this requirement, particularly given the recent declines in our stock price and limited trading volume. Failure to comply with any such requirement, if adopted, could result in delisting of our common stock from The Nasdaq Capital Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

None.

(B) Use of Proceeds

None.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended June 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

60 DEGREES PHARMACEUTICALS, INC.

Dated: August 14, 2026	/s/ Geoffrey Dow
Geoffrey Dow
Chief Executive Officer and President, Director (Principal Executive Officer)

Dated: August 14, 2026	/s/ Tyrone Miller
Tyrone Miller
Chief Financial Officer (Principal Financial and Accounting Officer)